Form 10-K
period 1997-12-31
SFX ENTERTAINMENT INC
filed 1998-03-18
CIK 1051253

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934
      For the fiscal year ended December 31, 1997

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934
      For the transition period from to

                       COMMISSION FILE NUMBER: 333-43287
                                ----------------


                            SFX ENTERTAINMENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   DELAWARE                                    13-3977880
         (State or other Jurisdiction                       (I.R.S. Employer
             of Incorporation)                            Identification No.)

        650 MADISON AVENUE, 16TH FLOOR                            10022
              NEW YORK, NEW YORK                               (Zip Code)
    (Address of Principal Executive Offices)

                                 (212) 838-3100
              (Registrant's telephone number, including area code)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Aggregate market value as of the close of business on March 16, 1998 of the common equity held by non-affiliates of the registrant was $0. As of such date, all of the registrant's common equity was held by SFX Broadcasting, Inc., the parent of the registrant.

     The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of March 16, 1998 was 1,000 and 1,000, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     SFX Entertainment, Inc. (the "Company") was formed as a wholly-owned subsidiary of SFX Broadcasting, Inc. ("SFX Broadcasting") in December 1997 and as the parent company of SFX Concerts, Inc. ("Concerts"). Concerts was formed in January of 1997 to acquire and hold SFX Broadcasting's live entertainment operations.

     The Company is a leading promoter of, and operator of venues for, live entertainment events. Management believes that the Company is the largest diversified promoter and producer of live entertainment, including music concerts, theatrical shows and specialized motor sports events. The Company believes that it owns and/or operates the largest network of venues used principally for music concerts and other live entertainment events in the United States, with 39 venues either directly owned or operated under lease or exclusive booking arrangements in 21 of the top 50 markets, including 9 amphitheaters in 6 of the top 10 markets. Through its large number of venues, its strong market presence and the long operating histories of the Company and the businesses acquired pursuant to the Recent and Completed Acquisitions (as defined herein), the Company operates an integrated franchise that promotes and produces a broad variety of live entertainment events locally, regionally and nationally. During 1997, approximately 1.4 million people attended approximately 210 events promoted and/or produced by the Company, including approximately 200 music concerts. During the same year, approximately 25 million people attended 9,100 events promoted and/or produced by the Company and the businesses acquired in the Recent Acquisitions (the "Acquired Businesses"), including approximately 3,880 music concerts, 4,850 theatrical shows and 188 specialized motor sports events. These events included: (a) music concerts featuring artists such as The Rolling Stones, Phish, Fleetwood Mac, Ozzy Osbourne and Alanis Morissette, (b) music festivals such as Lollapalooza and the George Strait Country Music Festival, (c) touring theatrical productions such as The Phantom of the Opera, Jekyll & Hyde, Rent and The Magic of David Copperfield, and (d) specialized motor sports events, such as Truck Fest and American Motorcycle Association Supercross racing events.

     The Company's core business is the promotion and production of live entertainment events, most significantly for concert and other music performances in venues owned and/or operated by the Company and in third-party venues. As promoter, the Company typically markets events and tours, sells tickets, rents or otherwise provides event venues and arranges for local production services (such as stage, set, sound and lighting). As producer, the Company (a) creates tours for music concert, theatrical, specialized motor sports and other events, (b) develops and manages Broadway-style touring theatrical shows ("Touring Broadway Shows") and, (c) develops specialized motor sports and other live entertainment events. In connection with its live entertainment events, the Company also derives related revenue streams, including from the sale of corporate sponsorships and advertising, the sale of concessions and the merchandising of a broad range of products. On a pro forma basis giving effect to the Recent Acquisitions, the Company's music and ancillary businesses would have comprised approximately 78%; theater would have comprised approximately 16%; and specialized motor sports would have comprised approximately 6% of the Company's total net revenues for the 12 months ended December 31, 1997.

SFX MERGER AND THE SPIN-OFF

     SFX Broadcasting was formed in 1992 principally to acquire and operate radio broadcasting stations. SFX Broadcasting currently operates in two lines of business: radio broadcasting and live entertainment. In August 1997, SFX Broadcasting agreed to merge (the "SFX Merger") its radio business with a subsidiary of SBI Holdings Corporation ("SFX Buyer"). In connection with the proposed Spin-Off (as defined herein), SFX Broadcasting (a) has contributed its concert and other live entertainment operations to the Company and
(b) intends to distribute all of the outstanding shares of common stock of the Company to the holders of common stock, Series D preferred stock, interests in SFX Broadcasting's director deferred stock ownership plan and certain warrants of SFX Broadcasting in a spin-off (the "Spin-Off").
The receipt of shares by stockholders of SFX Broadcasting pursuant to the Spin-Off will be a taxable transaction. SFX Broadcasting intends to consummate the Spin-Off on or prior to the consummation of the SFX Merger. The Spin-Off is subject to certain conditions, including (a) the acceptance for listing or trading of the Class A Common Stock, subject to official notice of issuance, on a national exchange or The Nasdaq Stock Market and (b) approval of the Spin-Off as presently contemplated by the stockholders of SFX Broadcasting at a special meeting of SFX Broadcasting scheduled to be held on March 26, 1998. There can be no assurance that the conditions to the Spin-Off will be satisfied. However, the Spin-Off is not conditioned on the consummation of the SFX Merger. Management believes that the Spin-Off is likely to be consummated in the second quarter of 1998, although there can be no assurance that the Spin-Off will be consummated on the terms described herein or at all. See "-- Agreements Relating to the Spin-Off."

1997 ACQUISITIONS

     Delsener/Slater

     In January 1997, SFX Broadcasting acquired Delsener/Slater Enterprises, Ltd. ("Delsener/Slater"), a leading concert promotion company, for an aggregate consideration of approximately $27.6 million, including $2.9 million for working capital and the present value of deferred payments of $3.0 million to be paid without interest over five years and $1.0 million to be paid without interest over ten years. Delsener/Slater has long-term leases or is the exclusive promoter for seven of the major concert venues in the New York City metropolitan area, including the Jones Beach Amphitheater, a 14,000-seat complex located in Wantagh, New York, and the PNC Bank Arts Center (formerly known as the Garden State Arts Center), a 17,500-seat complex located in Holmdel, New Jersey.

     Meadows

     In March 1997, the Company acquired the stock of certain companies which own and operate the Meadows Music Theater ("Meadows"), a 25,000-seat indoor/outdoor complex located in Hartford, Connecticut for $900,000 in cash, 250,838 shares of SFX Broadcasting Class A Common Stock with a value of approximately $7.5 million and the assumption of approximately $15.4 million in debt.

     The shares are subject to a put provision between the second and seventh anniversary of the closing whereby the holder can put each share back to SFX Broadcasting for the per share value of SFX Broadcasting as of the acquisition closing date, as defined, less 10%. Additionally the shares may be called by SFX Broadcasting at any time after the merger date and before the seventh anniversary of the closing for an aggregate purchase price of $8.3 million
(the "Meadows Repurchase"). If the option is not exercised, the Company will be required to pay approximately $10.5 million. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources--Meadows Repurchase."

     Sunshine Promotions

     In June 1997, the Company acquired the stock of Sunshine Promotions, Inc. and certain other related Companies ("Sunshine Promotions"), one of the largest concert promoters in the Midwest for $53.9 million in cash, $2.0 million payable over five years, shares of SFX Broadcasting Class A Common Stock issued and issuable over a two year period with a value of approximately $4.0 million and the assumption of approximately $1.6 million of debt. Sunshine Promotions owns the Deer Creek Music Theater, a 21,000-seat complex located in Indianapolis, Indiana, and the Polaris Amphitheater ("Polaris"), a 20,000-seat complex located in Columbus, Ohio, and has a long-term lease to operate the Murat Centre, a 2,700-seat theater and 2,200-seat ballroom located in Indianapolis, Indiana.

     The acquisitions of Delsener/Slater, Meadows, and Sunshine Promotions are collectively referred to herein as the "Completed Acquisitions." The cash portion of the Completed Acquisitions was financed through capital contributions from SFX Broadcasting.

1998 ACQUISITIONS

     In February and March of 1998, the Company completed its acquisitions of PACE Entertainment Corporation ("PACE"); Contemporary Group ("Contemporary"); BG Presents, Inc. ("BGP"); Album Network, Inc., SJS Entertainment Corporation and The Network 40 (collectively, "Network"); Concert/Southern Promotions ("Concert/Southern") and certain related entities. The aggregate purchase price of such acquisitions was approximately $506.1 million, consisting of approximately $442.1 million in cash, repaid debt and payments for working capital, $7.8 million in assumed debt and the agreement to issue, or the issuance of securities convertible into, an aggregate of approximately 4.2 million shares of the Company's Class A Common Stock (the "Class A Common Stock") with an attributed negotiated value of $56.2 million. Following is a brief description of the Acquired Businesses. The following descriptions are not intended to be complete descriptions of the terms of the acquisition agreements and are qualified by reference to the acquisition agreements, copies of which are attached hereto as exhibits and are incorporated herein by reference.


         BGP

         On February 24, 1998, the Company acquired BGP for total consideration of $80.3 million comprised of $60.8 million in cash, $12.0 million in repayment of debt, which amount was at least equal to BGP's working capital (as defined in the acquisition agreement) and options to purchase 562,640 shares of Class A Common Stock upon consummation of the Spin-Off valued by the parties at $7.5 million. BGP is one of the oldest promoters and producers of live entertainment in the United States and is the principal promoter of live entertainment in the San Francisco Bay area. During 1997, more than 2.3 million people attended approximately 1,450 events promoted and/or produced by BGP. Events recently promoted or produced by BGP include: (a) music concerts featuring artists such as Alanis Morissette, Bruce Springsteen, Dave Matthews, Gloria Estefan, James Taylor, Jimmy Buffett, Metallica, Neil Diamond, Phish and The Who; and (b) theatrical shows such as Lord of the Dance and The Magic of David Copperfield. In 1997, BGP promoted (a) 124 amphitheater events and (b) 1,199 non-amphitheater events in over 20 markets. Divisions of BGP also produce and promote national gymnastic and ice-skating tours and events as well as major corporate events for San Francisco and Silicon Valley corporate customers. In 1997, BGP presented a total of 133 gymnastic, ice-skating and major corporate events for clients such as Adobe Systems, Charles Schwab, Banana Republic, Oracle, PowerBar, Sterling Software and Excite. BGP also acts as a talent manager for national acts including the Neville Brothers, the Gin Blossoms, Taj Mahal and Cracker.

         PACE

On February 25, 1998, the Company acquired all of the outstanding capital stock of PACE for a total purchase price of $150.1 million comprised of $109.5 million in cash, the repayment of $20.6 million of debt and the issuance upon the Spin-Off of 1.5 million shares of Class A Common Stock valued by the parties at approximately $20.0 million. PACE is one of the largest diversified promoters and producers of live entertainment in the United States, having what the Company believes to be the largest distribution network in each of its music concerts, theatrical shows and motor sports events business segments. As part of its distribution network for music concerts, PACE owns interests in and manages the largest network of amphitheaters in the United States. During 1997, more than 15 million people attended approximately 5,700 events produced or presented by PACE. These events included: (a) music concerts featuring artists such as Rod Stewart, Jimmy Buffett and Ozzy Osbourne; (b) theatrical shows such as The Phantom of the Opera, Jekyll & Hyde, Rent and The Magic of David Copperfield; and (c) specialized motor sports events featuring AMA Supercross racing, monster trucks, demolition derbies and thrill acts. In 1997, PACE's music division, PACE Music, presented 491 amphitheater events in the United States, and 348 non-amphitheater events in over 40 markets. Its recently formed touring division, PACE Touring, produces national tours of music events, having produced two national music tours in 1997. In 1997, PACE's theatrical division, PACE Theatrical, (a) presented approximately 300 weeks of theater in over 30 markets, including 31 subscription markets with approximately 220,000 subscribers, and (b) produced or had significant investments in the production of 19 Broadway Shows and Touring Broadway Shows. In 1997, PACE Motor Sports presented over 188 events in over 70 markets. In connection with the acquisition of PACE, the Company has obtained 100% of Pavilion Partners, a partnership that owns interests in 10 of the 41 venues to be owned by the Company, by acquiring one-third of Pavilion Partners through the acquisition of PACE and the remaining two-thirds of Pavilion Partners from YM Corp. ("Sony Sub") and The Westside Amphitheater Corporation and Charlotte Amphitheater Corporation, (collectively "Blockbuster Sub"), for a combined consideration of $90.6 million (comprised of cash of $41.4 million, the repayment of $43.1 million of debt related to the two-thirds interest and the assumption of $6.1 million of debt related to a capital lease).

     Under certain circumstances, the Company may be required to sell either its motor sports or theatrical lines of business. See "Executive Compensation-- Employment Agreements and Arrangements with Certain Officers and Directors."


     The agreement governing the partnership through which PACE holds its interest in the Lakewood Amphitheater in Atlanta, Georgia contains a provision that purports to restrict PACE and its affiliates from directly or indirectly owning or operating another amphitheater in Atlanta. In management's view, this provision will not materially affect the business or prospects of the Company. However, the Company acquired an interest in the Chastain Park Amphitheater, also in Atlanta, in the Concert/Southern acquisition described below. The Company intends to seek a waiver of the restrictive provision; however, it is possible that the Company will be unable to obtain the waiver.

     Contemporary

     On February 27, 1998, the Company acquired by merger and asset acquisition, the music concert, live entertainment, event marketing, computerized ticketing and related businesses of Contemporary and the 50% interest in the Riverport Amphitheater Joint Venture not owned by Contemporary for approximately $101.4 million comprised of $72.8 million in cash, a payment for working capital of $9.9 million, and the issuance of preferred stock of the Company which, upon consummation of the Spin-Off, will convert into 1,402,850 shares of Class A Common Stock valued by the parties at approximately $18.7 million. Contemporary is a vertically-integrated live entertainment and special event promoter and producer, venue operator and consumer marketer. Contemporary is also the leading promoter, producer and tour developer of Christian performers (including Amy Grant and Michael W. Smith) and is a major promoter and producer of comedy tours (including those of Jerry Seinfeld, Tim Allen, Chris Rock and HBO's Def Comedy Jam). Contemporary (through its Capital Tickets subsidiary) sells tickets for its own events and events at its venues through a wide distribution of retail outlets and a state-of-art interactive voice response phone system (operated by its Dialtix affiliate) that permits automated ticket orders and credit card payment. In addition to the venues controlled by Contemporary, clients of Capital Tickets and Dialtix include the Kiel Center, a 20,000 seat arena in St.

Louis, Missouri (home arena of the National Hockey League's St. Louis Blues), and Trans World Dome, a 60,000 seat stadium in St. Louis, Missouri (home stadium of the National Football League's St. Louis Rams).

     Contemporary is also one of the top special event sales promotion and marketing companies in the country. Contemporary develops programs for national consumer product companies and for demonstrating, sampling and selling products to consumers. Contemporary's clients have included AT&T, CBS TV, Radio Shack, Coca Cola USA, Reebok, Nabisco and the National Basketball Association.

     Network

     On February 27, 1998, the Company acquired Album Network, Inc., SJS Entertainment, Inc. ("SJS") and The Network 40 for a total purchase price of $66.8 million comprised of cash of $52.0 million, a payment for working capital of $1.8 million, reimbursed seller's costs of $500,000, the purchase of an office building and related property for $2.5 million and the issuance upon the Spin-Off of 750,188 shares of Class A Common Stock upon consummation of the Spin-Off valued by the parties at approximately $10.0 million. The $2.5 million purchase of the office building and related property consists of cash of $700,000 and the assumption of debt of $1.8 million. Network is engaged in music marketing, research and artist development activities and is a publisher of trade magazines for radio broadcasters, music retailers, performers and record industry executives. Each magazine is focused on research and insight common to a specific contemporary radio format. These publications, Album Network, Network 40, Urban Network, Virtually Alternative, Totally Adult, AggroActive and Educated Guess, derive revenue from advertising sales and subscriptions. Network also publishes The Yellow Pages of Rock, which is a reference book popular with people and companies doing business in the broadcast music industry. Network is currently developing a consumer music magazine that will be distributed free to customers at music retail locations. Network also provides radio airplay and music retail research services to record labels, artist managers, retailers and radio broadcasters. Network gathers its information directly from nearly 1,100 radio programmers and product buyers and, in 1996, had more than 300 clients for these services. Annual fees during this period ranged from $2,500 to $250,000 per corporate client.

     Network and SJS are both creators and distributors of network radio special events and live concert programming for over 400 music radio stations in the top 200 United States radio markets. Additionally, SJS is an independent creator, producer and distributor of music related programming, services and research. SJS produces eight daily radio "show prep" services that stations use to supplement in-house content production. In 1996, SJS delivered these services to approximately 1,100 radio stations. Together, Network and SJS barter or exchange these programs and services to radio broadcasters for commercial inventory or airtime, which is in turn sold by SJS to national network advertisers. Network also provides consulting and entertainment marketing services to corporate clients with music business interests.

     Concert/Southern


     On March 4, 1998, the Company acquired Concert/Southern for a total cash purchase price of $16.9 million (including a working capital payment of $300,000). Concert/Southern is a promoter of live entertainment in the Atlanta metropolitan area. During 1997, more than 555,000 people attended approximately 370 events promoted or produced by Concert/Southern. These events included concerts featuring artists such as Celine Dion, James Taylor, Alanis Morissette, ZZ Top, Bruce Springsteen, Bob Dylan, Harry Connick, Jr. and Gregg Allman, in addition to a week-long engagement of the Broadway Show Stomp. Concert/Southern also owns the rights to the Music Midtown Festival in downtown Atlanta. This three day multi-stage music festival presents over 80 bands, and in 1997 drew approximately 200,000 people to the downtown Atlanta area. Concert/Southern is currently developing a Music Midtown Festival for June 1998 in Charlotte, North Carolina and has plans to export this festival to other sites in future years.

     The acquisitions of BGP, PACE, Contemporary, Network and Concert/Southern are collectively referred to as the "Recent Acquisitions."

     If the Spin-Off does not occur, the Company would be unable to issue shares of its Class A Common Stock to the sellers in the Recent Acquisitions and the aggregate cash purchase of the Recent Acquisitions would increase by approximately $56.2 million. See "-- Risks Related to Recent Acquisitions" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     The approximately 4.2 million shares of the Class A Common Stock expected to be issued in connection with certain of the Recent Acquisitions have been valued by the applicable parties at $13.33 per share for purposes of calculating the consideration to be given for the Recent Acquisitions. This valuation is based on financial projections developed jointly by the Company and the relevant sellers. There can be no assurance that the assumptions underlying the valuation will, in fact, be correct or that the valuation will approximate the actual trading price of the Class A Common Stock upon consummation of the Spin-Off.

    The live entertainment businesses acquired by the Company pursuant to the Recent Acquisitions are summarized in the following table:


-------------------------------------------------------------------------------------------------------------------------------
                          TOTAL                                                                        SELECTED
      COMPANY         CONSIDERATION                                                                    VENUES(2)
                    ($ IN MILLIONS)(1)                   BUSINESS(ES)
 -------------------------------------------------------------------------------------------------------------------------------
PACE (INCLUDING    $240.7              Music, theater and specialized motor sports       American Theater
PAVILION PARTNERS)                     event promotion and production. PACE is one of    Bayou Place Performance Hall
                                       the largest diversified promoters and producers   Blockbuster/SONY Music Entertainment
                                       of live entertainment in the United States,       Centre on the  Waterfront
                                       having what the Company believes is the largest   Charlotte Blockbuster Pavilion
                                       U.S. distribution network in each of its music,   Cynthia Woods Mitchell Pavilion
                                       theater and specialized motor sports businesses.  Desert Sky Blockbuster Pavilion
                                       Pavilion Partners is one of the leading owners    Glen Helen Blockbuster Pavilion
                                       of amphitheaters in the United States.            Irvine Meadows Amphitheater
                                                                                         Lakewood Amphitheater
                                                                                         PNC Bank Arts Center
                                                                                         SONY Music/Blockbuster Coral Sky
                                                                                         Amphitheater
                                                                                         Star Lake Amphitheater
                                                                                         Starplex Amphitheater
                                                                                         Starwood Amphitheater
                                                                                         Walnut Creek Amphitheater
--------------------------------------------------------------------------------------------------------------------------------
CONTEMPORARY       $101.4              A fully-integrated live entertainment and         Memorial Hall
                                       special event promoter and producer, venue owner  Riverport Amphitheater
                                       and operator, ticket distributor and consumer     Sandstone Amphitheater
                                       marketer.                                         Starlight Theater
                                                                                         West Fair Amphitheater
                                                                                         Westport Playhouse
                                                                                         Zoo Amphitheater
--------------------------------------------------------------------------------------------------------------------------------
BGP                $80.3               One of the oldest producers and promoters of,     Concord Pavilion
                                       and owner-operators of venues for, live           Fillmore West Auditorium
                                       entertainment in the United States, and a         Greek Theater
                                       leading promoter of live entertainment in the     Punchline Comedy Club (Sacramento)
                                       San Francisco Bay area.                           Punchline Comedy Club
                                                                                          (San Francisco)
                                                                                         Seattle, WA--Under construction.
                                                                                         Shoreline Amphitheater
                                                                                         Warfield Theater
--------------------------------------------------------------------------------------------------------------------------------
NETWORK            $66.8               Network, a leading publisher of trade magazines   N/A
                                       for the radio broadcasting industry, and
                                       SJS, a leading independent creator,
                                       producer and distributor of
                                       music-related programming, services and
                                       research.

--------------------------------------------------------------------------------------------------------------------------------
CONCERT/ SOUTHERN  $16.9               A promoter of live music events in the Atlanta,  Chastain Park Amphitheater
                                       Georgia metropolitan area.                        Cotton Club
                                                                                         Roxy Theater
--------------------------------------------------------------------------------------------------------------------------------

(1) Includes the cash portion of purchase price, the negotiated value of the Class A Common Stock, if any, to be issued, and debt or other liabilities, if any, which was assumed or repaid. Excludes certain potential contingent consideration. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Recent Acquisitions."

(2) Includes venues owned and/or operated under lease or under exclusive booking arrangements.


THE COMPANY'S LIVE ENTERTAINMENT ACTIVITIES

     The Company is engaged in (a) the booking, promotion and production of live entertainment events and tours, (b) the ownership and/or operation of concert and other entertainment venues and (c) the sale of corporate sponsorships and advertising and provision of marketing and consulting services to third parties.

         Booking and Promotion

     The Company books and promotes music concert, theatrical, specialized motor sports and other live entertainment events and tours such as music festivals, comedy tours, figure skating shows, gymnastics tours, motivational speaking tours and other special events. The Company books and promotes events in a number of types of venues (including amphitheaters, theaters, clubs, arenas and stadiums) that are owned and/or operated by the Company or by third parties. See "-- Venue Operations." The Company primarily promotes concerts performed by newer groups having widespread popularity (e.g., Phish, Dave Matthews and Hootie & the Blowfish) and by more established groups having relatively long-standing and more stable bases of popularity (e.g., James Taylor and Jimmy Buffett). The Company believes that its large distribution network will enable it to set an aggregate guarantee for a series of shows, mitigating the risk of loss associated with a single show. The Company also believes that the market research and audience demographics database that it acquired in the Recent Acquisitions, when combined with its existing audience data collection efforts, will permit highly-effective, targeted marketing, such as direct-mail and subscription series campaigns, which the Company believes will increase ticket pre-sales and overall sales in a cost-efficient manner. In addition, the Company's Capital Tickets retail distribution outlets and Dialtix interactive, voice-response automated phone ticket order system are currently operating in three markets. The Company believes that expanding the markets where it can utilize its own ticketing sources will permit the Company to promote its live entertainment events more effectively. The following table identifies artists whose events were recently promoted by the Company or the Acquired Businesses:


-------------------------------------------------------------------------------
Aerosmith                    Elton John                    Phil Collins
Alabama                      Fleetwood Mac*                Pink Floyd
Alanis Morissette            James Taylor                  Phish
Bette Midler                 Jerry Seinfeld*               R.E.M.
Billy Joel                   Jimmy Buffett                 Rod Stewart
Brooks & Dunn                John Secada                   The Rolling Stones
Chris Rock*                  Live                          Seal
Clint Black                  Melissa Etheridge             Sheryl Crow
Crosby, Stills & Nash        Metallica                     Smashing Pumpkins
Dave Matthews                Michael Bolton                Stone Temple Pilots
Depeche Mode                 Ozzy Osbourne*                Tim Allen*
The Eagles                   Pearl Jam                     Tina Turner
Earth, Wind & Fire           Peter Gabriel                 U2
-------------------------------------------------------------------------------
*National tour produced.

     Production

     The Company is currently involved in the creation of tours for music concert and other live entertainment events. The Company's production activities include (a) the creation of tours for music concert, theatrical, specialized motor sports and other live entertainment events, (b) the development and management of Touring Broadway Shows and (c) the development of specialized motor sports shows, proprietary characters and television programming. The Acquired Businesses produce tours on a national or regional basis and, in 1997, structured national tours for Fleetwood Mac and Ozzy Osbourne, among others. The Company plans to increase its production of national music tours. PACE (one of the Acquired Businesses) also produces Touring Broadway Shows, acquiring the stage and touring rights from a show's owner, assembling the touring cast, hiring a director and arranging for the construction and design of sets and costumes. Touring Broadway Shows are typically revivals of previous commercial successes or reproductions of theatrical shows currently playing on Broadway in New York City. PACE also produces and makes small investments (i.e., from approximately $150,000 to $600,000) as a limited partner in the creation of a small number of original Broadway Shows in exchange for obtaining touring rights and favorable scheduling for those shows.

     The Touring Broadway Show production and promotion industry is highly fragmented. The Company believes it is the largest of six multiple-market promoters of Touring Broadway Shows in the United States, and that the remainder of the industry is made up of single-market promoters. The Company competes with other producers and promoters to obtain presentation arrangements with venues and performing arts organizations in various markets, including in markets that have more than one venue suitable for presenting a Touring Broadway Show. The Company's competitors, some of whom have also been partners of PACE in certain theater investments from time to time, include a number of New York-based production companies that also promote Touring Broadway Shows and a number of regional promoters. On a pro forma basis giving effect to the Recent Acquisitions, the Company would have had a producing interest or investment in the following shows for 1997 and/or 1998:

------------------------------------------------------------------------------------------------------------------------------
SHOW TITLE                                   TYPE                                 THE COMPANY'S INVOLVEMENT
----------                                   ----                                 -------------------------
Big                                         Touring                                      Production
Damn Yankees                                Touring                                      Production
David Copperfield                           Touring                                      Production
Death Trap                                  Touring                                      Production
Funny Girl                                  Touring                                      Production
Harmony                                   Development                                    Production
Jekyll & Hyde                              Broadway                                      Production
Kiss of the Spiderwoman                     Touring                                      Production
Man of La Mancha                            Touring                                      Production
Smokey Joe's Cafe                           Touring                                      Production
The Sound of Music                          Touring                                      Production
West Side Story                             Touring                                      Production
A Chorus Line                          Touring (US & UK)                                 Investment
Annie                                      Broadway                                      Investment
Carousel                                    Touring                                      Investment
Cirque Ingenieux                            Touring                                      Investment
Grease                                Broadway & Touring                                 Investment
Chicago                               Broadway & Touring                                 Investment
How to Succeed in Business            Broadway & Touring                                 Investment
Martin Guerre                            West End (UK)                                   Investment
Rent                                  Broadway & Touring                                 Investment
Steel Pier                                 Broadway                                      Investment
Triumph of Love                            Broadway                                      Investment
West Side Story                          Touring (UK)                                    Investment
------------------------------------------------------------------------------------------------------------------------------



         The Company believes that there are approximately 50 domestic markets that can provide the potential audience and gross ticket revenues for a full scale Touring Broadway Show to be profitable, and an additional 50 markets where smaller scale productions with shorter runs can be presented profitably. In most of these cities, there are a limited number of venues that can accommodate a Touring Broadway Show.

     The Company currently sells subscription series for its Touring Broadway Shows in the following 31 of the approximately 60 markets that maintain active touring schedules:


------------------------------------------------------------------------------------------------------------------------------
Atlanta, GA                               Long Beach, CA                             Palm Beach, FL
Austin, TX                                Louisville, KY                             Phoenix, AZ
Baltimore, MD                             Miami, FL                                  Pittsburgh, PA
Chicago, IL                               Milwaukee, WI                              Portland, OR
Cincinnati, OH                            Minneapolis, MN                            San Antonio, TX
Columbus, OH                              Myrtle Beach, SC                           Seattle, WA
Dallas, TX                                Nashville, TN                              Tampa, FL
Ft. Lauderdale, FL                        New Orleans, LA                            Ottawa, Canada
Green Bay, WI                             Omaha, NE                                  Edmonton, Canada
Houston, TX                               Orange County, CA
Indianapolis, IN                          Orlando, FL
------------------------------------------------------------------------------------------------------------------------------

     Subscriptions historically have covered two-thirds of PACE's break-even point for Touring Broadway Shows. In 1997,

PACE had approximately 220,000 subscribers for its Touring Broadway Shows.

     The Company also produces motor sports events such as monster truck events, tractor pulls, mud races, demolition derbies and motocross races, and design tracks and other elements for those events. Competition among producers in the specialized motor sports industry is between three large companies and a number of smaller regional companies. The Company believes that it is the largest participant in the industry, on a pro forma basis having produced 188 events in over 70 markets in 1997. The Company's two major specialized motor sports competitors produce approximately 40 and 55 events each year, respectively. The Company also competes with several regional specialized motor sports companies, which each present only a small number of events, as well as a number of local promoters that present only one or two events per year. See "--Risk Factors--Control of Motor Sports and Theatrical Business."

     In addition, the Company produces a variety of other forms of live entertainment, including music festivals, radio programs, air shows, figure skating shows, gymnastics tours, comedy tours, motivational speaking tours and television programming based on certain of their events and other events.

     Venue Operations

     The Company's revenues from its venue operations are derived primarily from corporate sponsorships and advertising, concessions, merchandise, parking and other related items. A venue operator will typically receive for each event it hosts a fixed fee or percentage of ticket sales for use of the venue, as well as a fee representing between 40-50% of total concession sales from the vendors and 10-25% of total merchandise sales from the performer. As a venue owner, the Company typically receives 100% of sponsorship and advertising revenues. Since few artists will play in every available market during a tour, the Company competes with venues in other markets for dates of popular national tours. The favorable cost structure of amphitheaters and their ability to draw fans is often an important factor in the decision of a performer to choose to perform in an amphitheater market. In certain cities, the Company also competes with other venues to promote an artist in that city. The Company believes that it owns and/or operates the largest network of venues used principally for music concerts and other live entertainment events in the United States, with 39 venues either directly owned or operated under lease or exclusive booking arrangements in 21 of the top 50 markets, including 9 amphitheaters in 6 of the top 10 markets. The following chart sets forth certain information with respect to the venues that are owned and/or operated by the Company:


                                                                                          TOTAL        AVG.      NO. OF  TOTAL SEATS
                              MARKET    TYPE OF               THE COMPANY'S              SEATING    ATTENDANCE   EVENTS     SOLD IN
       MARKET AND VENUE       RANK(1)    VENUE                   INTEREST                CAPACITY     IN 1996    IN 1996     1996
       ----------------      --------    -----                   --------              - -------- -   -------   ---------    ----
New York--Northern New           1
 Jersey--
Long Island:
PNC Bank Arts Center
(formerly Garden State Arts           amphitheater       22-year lease                     17,500(2)  6,512        48      312,595
Center)(Holmdel, NJ)........                       (expires October 31, 2017)

Jones Beach Marine
Amphitheater (Wantagh,                amphitheater 10-year license agreement            14,000(2)     8,712        44      383,314
NY).....................                           (expires December 31, 1999)

Roseland                                theater    exclusive booking agent                3,200       2,765        57      157,605
Theater..................
Westbury Music                          theater    43-year lease (expires                 2,870       2,026       190      384,917
Fair(Westbury, NY)......                            December 31, 2034)

Los Angeles--Riverside--Orange  2
County:
Glen Helen Blockbuster
Pavilion (San Bernardino,            amphitheater 50% partnership interest in            25,000(3)    9,842        25      246,039
CA).......................                         25-year ease (expires July 1, 2018)
Irvine Meadows Amphitheater
(Irvine, CA) .............          amphitheater 50% partnership interest in 20-year     15,500       8,505        32      272,162
                                                  20-year lease (expires
                                                  February 28, 2017)





                                                                                          TOTAL        AVG.      NO. OF  TOTAL SEATS
                              MARKET    TYPE OF               THE COMPANY'S               SEATING    ATTENDANCE  EVENTS     SOLD IN
       MARKET AND VENUE       RANK(1)    VENUE                   INTEREST                CAPACITY     IN 1996    IN 1996     1996
       ----------------      --------    -----                   --------                --------     -------   --------- ----------

San Francisco--Oakland--San      5
Jose:

Shoreline
Amphitheater......................    amphitheater facility owned; land leased for 35     25,000      10,306       37      381,315
                                                   years (expires November 30, 2021)

Concord
Pavilion..........................    amphitheater 10-year exclusive outside booking      12,500       6,002       42      252,070
                                                   agent (expires December 31, 2005)

Greek
Theater...........................      theater    4-year lease (expires October 31,      8,500        5,572       10       55,718
                                                   1998)
Warfield
Theatre...........................      theater    10-year lease (expires May 31, 2008)   2,250        1,727       56       96,726
Fillmore
Auditorium.......................       theater    10-year lease (expires August 31,      1,249         913       146      133,279
                                                   2007)
Punchline Comedy
Club..........................           club      5-year lease (expires September 15,     N/A          N/A       N/A        N/A
                                                   2001)
Philadelphia--Wilmington--       6
 Atlantic City:
Blockbuster/SONY Music
Entertainment Centre on the
Waterfront(2)....................     amphitheater 31-year lease (expires February 9,    25,000       7,111       48      341,319
                                                   2025)


Dallas--Ft. Worth:               9
Starplex
Amphitheater....................      amphitheater 32.5% partnership interest in 31       20,100       9,479       33      312,806
                                                   year lease (expires December 31,
                                                   2028)

Houston--Galveston--Brazoria:   10
Cynthia Woods Mitchell
Pavilion............                  amphitheater 15-year management contract            13,000       9,178       36      258,364
                                                   (expires December 31, 2009)

Bayou Place Performance
Hall.................                    theater   50% partnership interest in 10-year    2,800         N/A       N/A        N/A
                                                   lease (expires December 31, 2007)


Atlanta:                        12
Lakewood
Amphitheater....................      amphitheater 32.5% partnership interest in          19,000       9,768       22      214,896
                                                   35-year lease (expires January 1,
                                                   2019)
Chastain Park
Amphitheater.....................     amphitheater 10-year lease (expires December 31,    7,000        5,732       28      160,492
                                                   2000)

Roxy
Theater..........................       theater    7-year lease (expires March 31,        1,600         673        92       61,960
                                                   2004)

Cotton
Club.............................       theater    5-year lease (expires June 12, 2000)    650          321       152       48,751

St. Louis:                      17
Riverport
Amphitheater.....................     amphitheater facility owned                         21,000       8,782       44      386,399

American
Theater..........................       theater    10-year lease (expires July 31,        2,000        1,485       22       32,662
                                                   2004)


Westport
Playhouse.......................        theater    1-year lease (expires May 31, 1998)    1,100         897        22       19,724


Phoenix--Mesa:                  18
Desert Sky Blockbuster
Pavilion(2)....................       amphitheater 60-year.lease (expires June 30, 2049)  20,000       8,165       32      261,284

Pittsburgh:                     19
Star Lake
Amphitheater...................       amphitheater 45-year lease (expires December 31,    22,500       9,471       44      416,733
                                                   2034)

Kansas City:                    24
Sandstone Amphitheater
(Kansas City,
KS)...........................        amphitheater 10-year lease (expires December 31,    18,000       7,150       36      257,395
                                                   2002)

Starlight
Theater.......................            theater  annual exclusive booking agent          9,000       2,908       10       29,083
                                                   contract (1998 renewal under
                                                   negotiation)

Memorial
Hall..........................            theater  1998 contract renewal under             3,000       2,169       17       36,874
                                                   negotiation


Sacramento--Yolo:               26
Punchline Comedy
Club..........................           club      9-year lease (expires December 17,       N/A         N/A       N/A        N/A
                                                 1999)





                                                                                          TOTAL        AVG.      NO. OF  TOTAL SEATS
                              MARKET    TYPE OF               THE COMPANY'S               SEATING    ATTENDANCE  EVENTS     SOLD IN
       MARKET AND VENUE       RANK(1)    VENUE                   INTEREST                CAPACITY     IN 1996    IN 1996     1996
       ----------------      --------    -----                   --------                --------     -------   --------- ----------
Indianapolis:                   28
Deer Creek Music
Center..................              amphitheater owned                                  21,000      10,187       38     387,119

Murat
Centre.................               theater and  50-year lease (expires August 31,       2,700       1,900       85     161,500(4)
                                       ballroom    2045)

Columbus:                       30
Polaris                               amphitheater owned                                  20,000       6,751       38     256,553
Amphitheater...........

Charlotte--Gastonia--Rock       32
Hill:

Charlotte Blockbuster
Pavilion...............               amphitheater owned                                  18,000       6,185       39     241,233


Hartford:                       36
Meadows Music
Theater................               amphitheater facility owned; land leased for 37     25,000       6,914       38     262,741
                                                    years (expires September 13, 2034)



Rochester:                      39
Finger Lakes
Amphitheater............              amphitheater co-promotion                           12,700       4,203       15      63,044


Nashville:                      41
Starwood
Amphitheater............              amphitheater one-half ownership                     20,100       6,970       27     188,187



Oklahoma City:                  43
Zoo
Amphitheatre............              amphitheater year-to-year exclusive booking agent    9,000       4,510       6       27,061



Raleigh--Durham--Chapel Hill:   50
Walnut Creek
Amphitheater............              amphitheater 66 2/3% partnership interest in        20,000       8,476       43     364,489
                                                     40-year lease (expires October 31,
                                                      2030)

West Palm Beach--Boca Raton:    50
SONY Music/Blockbuster Coral

Sky
Amphitheater............              amphitheater 75% partnership interest in            20,000       9,417       26     244,835
                                                   10-year lease (expires January 4,
                                                   2005)

Reno:                           119
Reno Hilton
Amphitheater.............             amphitheater operating agreement (renewal under      8,500       3,977       21      83,509
                                                   negotiation)



TOTAL....................                                                                  490,319    5,829(5)  1,701   7,798,753


--------------

(1) Based on the July 1994 population of metropolitan statistical areas as set forth in the 1996 Statistical Abstracts of the United States. Does not include venues where PACE sells subscriptions for Touring Broadway Shows.

(2) Assumes completion of current expansion projects, which are anticipated to be completed by summer 1998.

(3) Additional seating of approximately 40,000 is available for certain events.

(4)  Numbers shown are for 1997. Numbers for 1996 are unavailable.

(5) Represents average attendance by venue. Average attendance in 1996 by event was 4,585.

     Because the Company operates a number of its venues under leasing or booking agreements, the Company's long-term success will depend on its ability to renew these agreements when they expire or terminate. There can be no assurance that the Company will be able to renew these agreements on acceptable terms or at all, or that it will be able to obtain attractive agreements with substitute venues.

         Sponsorships and Advertising; Marketing and Other Services

     In order to maximize revenues, the Company actively pursues the sale of local, regional and national corporate sponsorships, including the naming of venues (e.g., the PNC Bank Arts Center) and the designation of "official" event or tour sponsors, concessions providers (e.g., beer and soda), credit card companies, phone companies, film manufacturers and radio stations, among others. Sponsorship arrangements can provide significant additional revenues at negligible incremental cost, and many of the Company's venues currently have no sponsorship arrangements in many of the available categories (including naming rights). The Company believes that the national venue network assembled through the Recent Acquisitions will likely (a) attract a larger number of major corporate sponsors and (b) enable the Company to sell national sponsorship rights at a premium over local or regional sponsorship rights. The Company also pursues the sale of corporate advertising at its venues, and believes that it has substantial advertising space available (e.g., billboard space) that it has not yet begun to utilize. The Company also believes that (a) its relationships with advertisers will enable it to better utilize available advertising space and (b) the aggregation of its audiences nationwide will create the opportunity for advertisers to access a nationwide market.

     The Company provides a variety of marketing and consulting services derived from or complementary to their live entertainment operations, including
(a) local, regional and national live marketing programs and (b) subscription or fee based radio and music industry data compilation and distribution. Live marketing programs are generally specialized advertising campaigns designed to promote a client's product or service by providing samples or demonstrations in a live format, typically including at malls and college campuses. For example, Contemporary (one of the Acquired Businesses) presents live marketing events on behalf of AT&T for the purposes of demonstrating the advantages of AT&T's long distance service over that of its competitors. This program is in its third year, and Contemporary is now the primary vendor for this service. Additionally, the Company believes that Contemporary is one of the leading producers of national mall touring events, producing over 65 events every year in the country's top-rated shopping malls. These events, either in stores or mall congregation areas, are designed to promote brand awareness and drive follow-up sales. Contemporary recently had mall tour campaigns for Newsweek magazine (the Newsweek Technology Tour) and for Radio Shack (The Rock and Roll Hall of Fame/Radio Shack Tour). The Company believes that, along with mall events, Contemporary is one of the industry leaders in events produced on college campuses. Currently in its seventh year, the CBS College Tour will appear at 40 colleges in the U.S. In addition to promoting the image of the CBS Television Network, these tours also create value-added tie-in promotions and marketing programs for the network's top advertisers. During each year, Contemporary uses over 100 vehicles (including semi-trailer trucks, vans and other vehicles) traveling nationwide in support of these programs, and draws on over 1,000 independent marketing associates across the country with respect to its marketing campaigns.

     The Company is engaged in music marketing, research and artist development activities, and is a publisher of trade magazines for radio broadcasters, music retailers, performers and record industry executives. Each of the Company's magazines focuses on research and insight common to a specific contemporary radio format. The Company also provides radio airplay and music retail research services to record labels, artist managers, retailers and radio broadcasters. The Company gathers its information directly from nearly 1,100 radio programmers and product buyers and in 1996 had more than 300 clients for these services. Annual fees from these services during this period have ranged from $2,500 to $250,000 per corporate client.

     The Company, through Network (one of the Acquired Businesses), creates and distributes network radio special events and live concert programming for over 400 music radio stations in the top 200 United States radio markets. Additionally, the Company produces eight daily radio "show prep" services that stations use to supplement in-house content production. In 1996, Network delivered these services to approximately 1,100 radio stations in exchange for commercial inventory or airtime, which in turn was sold to national network advertisers. Network also provides consulting and entertainment marketing services to corporate clients with music business interests.


OPERATING STRATEGY

     The Company's principal objectives are (a) to maximize revenue and cash flow growth opportunities by being a leading promoter and producer of live entertainment and (b) to own and/or operate leading live entertainment venues in the United States. The Company's specific strategies include the following:


     Own and/or Operate Leading Live Entertainment Venues in Nation's Top 50 Markets


     A key component of the Company's strategy is to own and/or operate a network of leading live entertainment venues in the nation's top 50 markets. The Company believes that this strategy will enable it to (a) utilize its nationwide venue footprint, significant industry expertise and access to a large aggregate audience to secure more events and distribute content on a national scale, (b) sell additional products and maximize numerous other related revenue sources, (c) position itself to produce national tours by leading music performers in order to capture a greater percentage of revenues from those tours and (d) encourage wider use by performers of the Company's venues by providing centralized access to a nationwide network of venues. The Company believes that it owns and/or operates the largest network of venues used principally for music concerts and other live entertainment events in the United States, with 39 venues either directly owned or operated under lease or exclusive booking arrangements in 21 of the top 50 markets, including 9 amphitheaters in 6 of the top 10 markets.

     Maximize Related Revenue Opportunities

     The Company intends to enhance revenues and cash flows by maximizing revenue sources arising from and related to its leadership position in the live entertainment business. These related revenues comprised approximately 19% of the Company's total revenues for the year ended December 31, 1997. Management believes that these related revenue sources generally have higher margins than promotion and production revenues and include, among others, (a) the sale of corporate sponsorship, naming and other rights, concessions, merchandise, parking and other products and services and (b) the sale of rights to advertise to the Company's large aggregate national audience. Categories available for sponsorship arrangements include the naming of the venue itself (e.g., the PNC Bank Arts Center) and the designation of "official" event or tour sponsors, concessions providers (e.g., beer and soda), credit card companies, phone companies, film manufacturers and radio stations, among others. Sponsorship arrangements can provide significant additional revenues at negligible incremental cost, and many of the Company's venues currently have no sponsorship arrangements in many of the available categories (including naming rights). The Company also intends to maximize related revenues by developing and exploiting intellectual property rights associated with (a) its production of musical concert tours and themed events (such as regional music festivals) and (b) branded characters created as an integral part of the content, marketing and merchandising of certain motor sports events.


     Exploit Synergies of the Acquired Businesses

     The Company plans to maximize revenues by exploiting synergies among its existing businesses and the Acquired Businesses. The Company believes that it can utilize the best business practices of the respective Acquired Businesses on a national scale. For example, the Atlanta-based regional Music Midtown Festival, created and promoted by Concert/Southern (one of the Acquired Businesses), is a highly successful music festival concept that drew approximately 200,000 attendees in 1997; the Company believes that it can use the event as a model for other markets. In addition, the Company believes that the radio industry trade publications of Network (another of the Acquired Businesses) will enable the Company to introduce new acts and new musical releases to radio programming directors nationwide. This exposure can enhance recorded music sales and, in turn, music concert attendance, particularly for artists having relationships with the Company.

     Increase Use of Venues; Diversification of Acts and Venues

     Typically, a venue is not utilized for many of the dates available for live entertainment events in any given season. The Company believes that it will be able to increase the utilization of its venues through its ability to affect scheduling on a nationwide basis, its local knowledge, relationships and expertise and its presentation of a variety of additional events, including comedy acts, magic acts, motivational speeches, national figure skating and gymnastics competitions and exhibitions and bull riding competitions, among others. The Company believes that a diversified portfolio of performers, events and venues reduces reliance on the commercial success of any one performer, event or venue.

     Innovative Event Marketing

     The Company plans to use innovative event marketing to increase admissions, sponsorship and advertising revenues, and, to a limited extent, average ticket prices at its venues. In particular, the Company believes that it can increase the profitability of its venues by offering premium ticket packages, including (a) season ticket packages that include amenities such as preferred seating, VIP parking, waiter service, private club and/or "upscale" concession menus, (b) subscription series packages allowing customers to purchase tickets for a set of performances and (c) preferred seating, such as box seating and VIP seating areas, which typically generate higher revenues per seat. Moreover, the market research and audience demographics databases that the Company acquired through certain of the Recent Acquisitions, when combined with the Company's existing audience data collection efforts, will permit highly-effective targeted marketing, such as direct-mail and subscription series campaigns, which the Company believes will increase ticket pre-sales and overall sales in a cost-efficient manner.

     Strict Cost Controls; Nationally Coordinated Booking, Marketing &
Accounting

     The Company's senior management imposes strict financial reporting requirements and expense budget limitations on all of its businesses, enabling senior management to monitor the performance and operations of all of its businesses, to eliminate duplicative administrative costs and to realize expense savings. Moreover, the Company believes that its size as a result of the Recent Acquisitions will enable it to achieve substantial economies of scale by (a) implementing a nationally coordinated booking system (for contracting for and scheduling acts), while continuing to utilize the substantial local expertise of the Acquired Businesses, (b) establishing a centralized marketing team to exploit ancillary revenue streams on local, regional and national levels, including from sponsorship, advertising and merchandising opportunities, and (c) implementing a centralized accounting system.

     Pursue Complementary Acquisition Opportunities

     The live entertainment business is characterized by numerous participants, including booking agents, promoters, producers, venue owners and venue operators, many of which are entrepreneurial, capital-constrained local or regional businesses that do not achieve significant economies of scale from their operations. The Company believes that the fragmented nature of the industry presents attractive acquisition opportunities, and that its larger size will provide it with improved access to the capital markets that will give it a competitive advantage in implementing its acquisition strategy. Through consolidation, the Company will be better able to coordinate negotiations with performer and talent agents, addressing what the Company believes is a growing desire among performers and talent agents to deal with fewer, more sophisticated promoters. The Company intends to pursue additional strategic acquisitions of (a) amphitheater and other live entertainment venues and (b) local and regional promoters and producers of music concert, theatrical, specialized motor sports and other live entertainment events. The Company may also pursue acquisitions of other related or complementary venues or businesses.

EMPLOYEES

     As of March 3, 1998, the Company has approximately 950 full-time employees. The Company will also, from time to time, hire or contract for part-time or seasonal employees or independent contractors, although its staffing needs will vary. Pursuant to the agreement relating to the SFX Merger (the "SFX Merger Agreement"), the Company has agreed to assume all obligations arising under any employment agreements or arrangements between SFX Broadcasting or any of its subsidiaries and the employees identified in the merger agreement. These employees include the members of senior management and all other employees currently employed in SFX Broadcasting's corporate headquarters in New York. Management believes that its relations with its employees are good. A number of the employees to be retained by the Company are covered by collective bargaining agreements. See "Executive Compensation."

POTENTIAL CONFLICTS OF INTEREST

     The Marquee Group, Inc. ("Marquee") is a publicly-traded company that, among other things, acts as booking agent for tours and appearances for musicians and other entertainers. Messrs. Sillerman and Tytel have an aggregate equity interest of approximately 9.2% in Marquee; Mr. Sillerman is the chairman of its board of directors, and Mr. Tytel is one of its directors. The Company anticipates that, from time to time, it will enter into transactions and arrangements (particularly, booking arrangements) with Marquee and Marquee's clients, and it may compete with Marquee for specific concert promotion engagements. In any transaction or arrangement with Marquee, Messrs. Sillerman and Tytel are likely to have conflicts of interest as officers and directors of the Company. These transactions or arrangements will be subject to the approval of the independent committees of the Company and Marquee, except that booking arrangements in the ordinary course of business will be subject to periodic review but not the approval of each particular arrangement. Marquee also acts as a promoter of various sporting events and sports personalities and the Company produces ice skating and gymnastics events that may compete with events in which Marquee is involved. See "Certain Relationships and Related Transactions-- Potential Conflicts of Interest."

     The Sillerman Companies, Inc. ("TSC"), an entity controlled by Mr. Sillerman and in which Mr. Tytel also has an equity interest, provides financial consulting services to Marquee and Triathlon Broadcasting Company ("Triathlon"). TSC's services are provided by certain directors, officers and employees of SFX Broadcasting, who are anticipated to become directors, officers and employees of the Company at the time of consummation of the SFX Merger, and who are not separately compensated for their services by TSC. Messrs. Sillerman and Tytel have substantial equity interests in Triathlon. In any transaction, arrangement or competition with Marquee or Triathlon, Messrs. Sillerman and Tytel are likely to have conflicts of interest between their duties as officers and directors of the Company, on the one hand, and their duties as directors of Marquee and their interests in TSC, Marquee and Triathlon, on the other hand.

     In addition, prior to the consummation of the SFX Merger, Mr. Sillerman and other members of the Company's management team will have management obligations to both SFX Broadcasting and the Company that may cause them to have conflicts of interest. See "Executive Compensation" and "Certain Relationships and Related Transactions-- Potential Conflicts of Interest."

     Pursuant to the employment agreement entered into between Brian Becker and the Company in connection with the acquisition of PACE, Mr. Becker has the option, exercisable within 15 days after the second anniversary of the consummation of the PACE Acquisition, to purchase the Company's then existing motor sports line of business (or, if that line of business has been sold, the Company's then existing theatrical line of business) at its then fair market value. Mr. Becker's option may present a conflict of interest in his role as a director of the Company in evaluating proposals for the acquisition of either line of business. See

"Executive Compensation."

SEASONALITY


     The Company's operations and revenues are largely seasonal in nature, with generally higher revenue generated in the second and third quarters of the year. For example, on a pro forma basis for the Completed Acquisitions, the Company generated approximately 68% of its revenues in the second and third quarters for the twelve months ending December 31, 1997. The Company's outdoor venues are primarily utilized in the summer months and do not generate substantial revenue in the late fall, winter and early spring. Similarly, the musical concerts that the Company promotes largely occur in the second and third quarters. To the extent that the Company's entertainment marketing and consulting relate to musical concerts, they also predominantly generate revenues in the second and third quarters. Therefore, the seasonality of the Company's business causes (and will probably continue to cause) a significant variation in the Company's quarterly operating results. These variations in demand could have a material adverse effect on the timing of the Company's cash flows and, therefore, on its ability to service its obligations with respect to its indebtedness. However, the Company believes that this variation may be somewhat offset with the acquisition of typically non-summer seasonal businesses in the Recent Acquisitions, such as motor sports (which is winter-seasonal) and Touring Broadway Shows (which typically tour between September and May). See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

     Competition in the live entertainment industry is intense, and competition is fragmented among a wide variety of entities. The Company competes on a local, regional and national basis with a number of large venue owners and entertainment promoters for the hosting, booking, promoting and producing of music concerts, theatrical shows, motor sports events and other live entertainment events. Moreover, the Company's marketing and consulting operations compete with advertising agencies and other marketing organizations. The Company and the Acquired Businesses compete not only with other live entertainment events, including sporting events and theatrical presentations, but also with non-live forms of entertainment, such as television, radio and motion pictures. A number of the Company's competitors have substantially greater resources than the Company. Certain of the Company's competitors may also operate on a less leveraged basis, and have greater operating and financial flexibility, than the Company. In addition, many of these competitors also have long standing relationships with performers, producers, and promoters and may offer other services that are not provided by the Company. There can be no assurance that the Company will be able to compete successfully in this market or against these competitors.

REGULATORY MATTERS

     The business of the Company is not generally subject to material governmental regulation. However, if the Company seeks to acquire or construct new venue operations, its ability to do so will be subject to extensive local, state and federal governmental licensing, approval and permit requirements, including, among other things, approvals of state and local land-use and environmental authorities, building permits, zoning permits and liquor licenses. Significant acquisitions may also be subject to the requirements of the Hart-Scott-Rodino Act Antitrust Improvements Act of 1976, as amended (the "HSR Act"). Other types of licenses, approvals and permits from governmental or quasi-governmental agencies might also be required for other opportunities that the Company may pursue in the future. There can be no assurance that the Company will be able to obtain the licenses, approvals and permits it may require from time to time in order to operate its business.

AGREEMENTS RELATING TO THE SPIN-OFF

     Prior to the Spin-Off, the Company will amend and restate its certificate of incorporation to, among other things, increase its authorized capital stock and will issue to SFX Broadcasting, in exchange for the issued and outstanding shares of the Company's Common Stock held by SFX Broadcasting, the number of shares of the Company's Common Stock necessary to consummate the Spin-Off.

     For the purpose of effecting the Spin-Off and governing certain of the relationships between the Company and SFX Broadcasting after the Spin-Off, the Company, SFX Broadcasting and SFX Buyer have entered or will enter into the various agreements described below. The material features of the distribution agreement to be entered into among the Company' SFX Broadcasting and SFX Buyer (the "Distribution Agreement"), the tax sharing agreement to be entered into among the Company' SFX Broadcasting and SFX Buyer (the "Tax Sharing Agreement") and the employee benefits agreement to be entered into among the Company, SFX Broadcasting and SFX Buyer (the "Employee Benefits Agreement"), are summarized below. These agreements have been filed with the Securities and Exchange Commission (the "SEC") as exhibits to the Company's Registration Statement on Form S-1, File No. 333-43287 (as amended, the "SFX Entertainment Registration Statement") and the following descriptions are qualified in their entirety by reference to the actual agreements.

    Distribution Agreement

      Manner of Effecting the Spin-Off

         The Distribution Agreement provides for the distribution of shares of the Company's Common Stock to the holders of record on the record date for the Spin-Off (the "Spin-Off Record Date") of SFX Broadcasting's common stock, Series D preferred stock, interests in SFX Broadcasting's director deferred stock ownership plan and, upon exercise, Warrants (as defined below) as follows:

     o holders of SFX Broadcasting's Class A common stock will receive 1 share of the Class A Common Stock per share held;

     o holders of SFX Broadcasting's Class B common stock will receive 1 share of the Company's Class B Common Stock per share held

     o holders of SFX Broadcasting's Series D preferred stock will receive the number of shares of Class A Common Stock obtained by multiplying the number of shares held by 1.0987 (rounded down to the next whole share)

     o SFX Broadcasting will place in escrow with Chase Mellon Shareholder Services, L.L.C. as escrow agent an aggregate of 609,858 shares of Class A Common Stock for delivery to the holders of the warrants granted by SFX Broadcasting to Sillerman Communications Management Corporation (the "SCMC Warrants") and to the underwriters of Multi-Market Radio, Inc.'s ("MMR's") initial public offering (the "IPO Warrants" and together with the SCMC Warrants, the "Warrants"), upon exercise of the Warrants (see "Certain Relationships and Related Transactions- The Company's Common Stock to be received in the Spin-Off"); and

     o Messrs. Dugan, Kramer and O'Grady will receive an aggregate of 2,766 shares of the Class A Common Stock as adjustments to their interests under SFX Broadcasting's director deferred stock ownership plan.

     Transfer and Assumption of Assets and Obligations

     The Distribution Agreement provides that, at the time of the Spin-Off, the Company will assume (a) certain of SFX Broadcasting's leases and employment agreements, (b) debt and liabilities incurred by the Company or its subsidiaries after the date of the SFX Merger Agreement in connection with acquisitions and capital expenditures, (c) liabilities under an airplane lease,
(d) liabilities under an agreement pursuant to which TSC, a consulting company of which Mr. Sillerman is the Chairman of the Board of Directors and Chief Executive Officer, and of which Mr. Tytel is the Executive Vice President, General Counsel and a Director, provides services to Triathlon and the right to receive fees for such services provided to Triathlon and (e) any other debt and liabilities that the Company deems appropriate. SFX Broadcasting is obligated to use its commercially reasonable efforts to release the Company and its subsidiaries from all other debt and accrued liabilities prior to the effective time of the SFX Merger.

         The Company will be entitled to all of SFX Broadcasting's accounts receivable relating to SFX Broadcasting's live entertainment business. SFX Broadcasting will transfer to the Company, prior to the Spin-Off:


     o    an airplane lease;

     o    fees payable by Triathlon for services provided by TSC;

     o    two real estate leases and assets located on the leased property;

     o a note receivable relating to the sale of SFX Broadcasting's radio stations operating in Myrtle Beach;

     o    the employment agreements of certain employees of SFX Broadcasting;
          and

     o    all other assets used primarily by the Company.

     The Company will assume all of SFX Broadcasting's and its subsidiaries' obligations accruing after the date of the Spin-Off under the above agreements and in connection with the transfer of assets and employees.

     Transferred Employees

     If the Spin-Off occurs prior to the closing date of the SFX Merger, SFX Broadcasting's senior management and certain other employees of SFX Broadcasting will devote as much time as they deem reasonably necessary to conduct the operations of the Company, while continuing to serve in their present capacities with, and consistent with their obligations to, SFX Broadcasting. At the time of consummation of the SFX Merger, the Company will assume all obligations arising under any employment agreement or arrangement between SFX Broadcasting or any of its subsidiaries and the employees who are transferred to the Company other than rights, if any, under those employment agreements to receive options after a change of control and all existing rights of indemnification. Messrs. Dugan, Kramer and O'Grady have indicated that, if the SFX Merger Agreement is terminated, they will promptly resign from their position as directors of the Company, and the Board will appoint three new independent directors to serve until the next annual meeting of the Company's stockholders. See "Executive Compensation."

     Working Capital

     Pursuant to the Distribution Agreement (and as required by the SFX Merger Agreement), the Company and SFX Broadcasting have agreed to allocate funds between them for working capital. If the Spin-Off occurs prior to the consummation of the SFX Merger, then, immediately after the Spin-Off, SFX Broadcasting's management will allocate working capital between the Company and SFX Broadcasting, and SFX Broadcasting will pay to the Company any positive amount allocated to the Company. In any event, at least five business days before the consummation of the SFX Merger, SFX Broadcasting must provide the Company with a good faith estimate of Working Capital (as defined below) as of the date of consummation of the SFX Merger (the "Estimated Working Capital"). If the Estimated Working Capital is a positive number, then SFX Broadcasting must pay to the Company an amount equal to the Estimated Working Capital at the time of consummation of the SFX Merger. On the other hand, if the Estimated Working Capital is a negative number, then the Company must pay to SFX Broadcasting an amount equal to the Estimated Working Capital at the time of consummation of the SFX Merger.

     As soon as practicable (and in any event within ninety days) after the SFX Merger is consummated, SFX Broadcasting must deliver to the Company an audited statement of Working Capital as of the date of consummation of the SFX Merger. If the Company does not object to SFX Broadcasting's Working Capital statement within fifteen days following delivery thereof, then the Working Capital reflected on SFX Broadcasting's Working Capital statement will be the "Final Working Capital." If the Company does so object, then the issues in dispute will be submitted to a major national accounting firm for resolution and to determine the "Final Working Capital."

     On the third business day after the Final Working Capital is determined, SFX Broadcasting or the Company, as the case may be, must pay to the other an amount equal to the Final Working Capital, less the Estimated Working Capital previously paid, together with interest on the absolute value of the difference at an annual rate of 10% beginning on the date of consummation of the SFX Merger and ending on the date of payment of the amount (the "Working Capital Adjustment Amount"). However, if the Company notifies SFX Broadcasting prior to the payment date that it wishes to have all or any portion of the Final Working Capital (the "SFX Merger Consideration Adjustment") treated as an adjustment to the consideration payable in connection with the SFX Merger, then the consideration payable in connection with the SFX Merger will be increased by an amount equal to the quotient of the SFX Merger Consideration Adjustment divided by the fully diluted number of shares of SFX Broadcasting's common stock outstanding immediately prior to the consummation of the SFX Merger, and SFX Broadcasting must promptly distribute (a) the appropriate amount to the appropriate holders, immediately prior to the consummation of the SFX Merger, of SFX Broadcasting's common stock and Series D preferred stock, (b) upon exercise, the appropriate amount to holders of options, warrants and unit purchase options of SFX Broadcasting unexercised immediately prior to the consummation of the SFX Merger and (c) the appropriate amount to holders of options, warrants and unit purchase options of SFX Broadcasting who exercised their securities on and after the consummation of the SFX Merger and prior to the final payment date. If the Company elects to treat any portion of the Final Working Capital as an SFX Merger Consideration Adjustment, then the Company must pay SFX Broadcasting the difference, if any, between the SFX Merger Consideration Adjustment and the Working Capital Adjustment Amount so that the aggregate net amount to be paid or received (as the case may be) by SFX Broadcasting is equal to the amount that would have been paid or received if the SFX Merger Consideration Adjustment had not been made.

     "Working Capital" means the sum of all current assets of SFX Broadcasting and its consolidated subsidiaries minus the sum of all current liabilities of SFX Broadcasting and its consolidated subsidiaries, as of the point in time immediately prior to the consummation of the SFX Merger, adjusted (without duplication) by:

     (a) increasing Working Capital by 50% (up to $1.0 million) of all fees and expenses incurred by SFX Broadcasting in connection with acquiring consents from holders of SFX Broadcasting's Series E preferred stock and certain of its outstanding notes in connection with the transactions contemplated by the SFX Merger Agreement;

     (b) increasing (if a positive number) or decreasing (if a negative number) Working Capital by the product of (A) $75.00 (or any other amount payable to holders of SFX Broadcasting's Class A common stock) and (B) the difference between 15,589,083 less the sum of the fully diluted number of shares of SFX Broadcasting common stock outstanding immediately prior to the time of consummation of the SFX Merger (excluding up to 250,838 shares of SFX Broadcasting's common stock subject to a right of repurchase granted by SFX Broadcasting in connection with an acquisition);


     (c) reducing Working Capital by the difference between $84,554,649 less the sum of (A) the aggregate exercise price of all options, warrants and unit purchase options of SFX Broadcasting outstanding immediately prior to the SFX Merger consummation plus (B) the aggregate exercise price of all warrants underlying unit purchase options of SFX Broadcasting outstanding immediately prior to the SFX Merger consummation plus (C) the aggregate base price of all SARs of SFX Broadcasting outstanding immediately prior to the SFX Merger consummation;


     (d) reducing Working zCapital by the product of (A) $42 and (B) up to 250,838 shares of SFX Broadcasting's common stock subject to a right of repurchase by SFX Broadcasting granted in connection with an acquisition (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources--Meadows Repurchase");

     (e) increasing Working Capital by all permitted radio-related capital expenditures paid by SFX Broadcasting and its subsidiaries after June 30, 1997 and immediately prior to the SFX Merger consummation;


     (f) decreasing Working Capital by all accrued capital expenditures of SFX Broadcasting as of immediately prior to the SFX Merger consummation (to the extent not reflected in current liabilities);

     (g)  increasing Working Capital by accrued but not yet payable dividends;

     (h) except as required by clause (i) below, excluding from Working Capital any liabilities attributable to indebtedness of SFX Broadcasting;

     (i)  excluding from Working Capital any liabilities included in clauses
          (i) through (iv) of clause (k) below;

     (j) reducing Working Capital by unpaid costs, fees and expenses of SFX Broadcasting arising out of, based on or that will arise from the transactions contemplated by the SFX Merger Agreement (other than as a result of actions taken by SFX Buyer Sub) (including amounts relating to the termination of any employees, broker fees, legal fees, accounting fees, advisory fees and fees incurred in connection with third party consents, waivers and amendments of creditors or holders of SFX Broadcasting's preferred stock);

     (k) reducing Working Capital by the amount of SFX Broadcasting's Excess Debt (as defined below), if a positive number, or increasing Working Capital by the amount of the Excess Debt, if a negative number. "Excess Debt" means, as of immediately prior to the consummation of the SFX Merger, the difference between the sum of the following and $899.7 million:

     (i) the difference between (A) indebtedness of SFX Broadcasting and its subsidiaries, less (B) the difference between $70.0 million and any amounts (other than the reimbursement of expenses) actually received by SFX Broadcasting and its consolidated subsidiaries after August 24, 1997, under agreements relating to the sale or local marketing arrangement (the local marketing payments may not exceed $30,000 per month) of its WVGO-FM and the sale or local marketing arrangement of its Jackson/Biloxi radio stations, less (C) any indebtedness incurred to finance acquisitions approved by Buyer of stock of or substantially all of the assets of radio stations, less (D) interest accrued as of immediately prior to the consummation of the SFX Merger that is not then due and payable,

     (ii) the aggregate merger consideration payable to holders of SFX Broadcasting's Series C preferred stock (which SFX Broadcasting anticipates will be $2.0 million),


     (iii) the aggregate liquidation preference amount of SFX Broadcasting's Series E preferred stock, and

     (iv) environmental costs or liabilities accrued and not paid after June 30, 1997, to the extent they exceed $100,000 in the aggregate; and

     (l) reducing Working Capital by the difference between (i) 142,032 times the higher of (A) the average of the last sales price of SFX Broadcasting's Series E preferred stock during the 15 business days ending on the date of consummation of the SFX Merger, or (B) the average of the last sales price of SFX Broadcasting's Series E preferred stock during the 15 business days preceding February 9, 1998 ($115.08), and (ii) $14,203,200 (the "Series E Adjustment").

     Working Capital will not include any asset transferred to the Company or any of its subsidiaries, any liability assumed by the Company or any liability to which none of SFX Broadcasting or any of its subsidiaries is a party immediately after the consummation of the SFX Merger. Any computation of Working Capital should assume that the Spin-Off has been consummated. As of December 31, 1997, Working Capital payable by SFX Broadcasting to the Company would have been approximately $3.0 million (excluding the Series E Adjustment). The actual amount of Working Capital as of the closing of the SFX Merger may differ substantially from the amount in existence as of December 31, and will be a function of, among other things, the operating results of SFX Broadcasting through the date of the SFX Merger, the actual cost of consummating the SFX Merger and the related transactions and other obligations of SFX Broadcasting, including the payment of dividends and interest on SFX Broadcasting's debt, the Meadows Repurchase and the amount of any settlement paid by SFX Broadcasting in connection with the SFX Merger shareholder litigation. Moreover, Working Capital will be reduced by at least $2.1 million pursuant to the Series E Adjustment. See "-Risk Factors--Working Capital Adjustments and Repayment of Advances" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources-- Spin-Off."

      Acquisitions and Capital Improvements

     SFX Broadcasting and the Company have agreed that the Company may, from time to time, (a) acquire additional businesses engaged in the same line of business as the Company or (b) make capital improvements on assets owned or leased by it or its subsidiaries. In each case, SFX Broadcasting must loan the Company the funds with which to consummate the acquisitions and capital improvements. However, all amounts so borrowed by the Company must be repaid on the date of the Spin-Off. SFX Broadcasting may increase the borrowing availability under its credit agreement for these purposes, and must use its best efforts to obtain any required or desirable waivers, consents or modifications under any financing or other agreement of SFX Broadcasting in connection with the acquisitions or capital improvements.

     If the Company makes such additional acquisitions or capital improvements by borrowing funds from SFX Broadcasting, it will be required to obtain financing to repay the amounts that it borrows from SFX Broadcasting , which financing may take the form of public or private sales of debt or equity securities, bank credit or other financing. See "--Working Capital." However, there can be no assurance that the Company will be able to obtain such financing on advantageous terms, or at all.

     In February 1998, the Company reimbursed SFX Broadcasting approximately $25.3 million for consent fees, capital expenditures, and other acquisition related fees paid by SFX Broadcasting on behalf of the Company. SFX Broadcasting may advance additional amounts to the Company prior to the consummation of the Spin-Off.

      Release and Indemnification

     Pursuant to the Distribution Agreement, SFX Broadcasting has agreed to release the Company and its subsidiaries and affiliates (other than SFX Broadcasting and its subsidiaries) and all persons who at any time prior to the date of the distribution of the Company's common stock in the Spin-Off (the "Spin-Off Distribution Date") were stockholders, directors, agents or employees of the Company or its subsidiaries from any and all claims arising from any acts or events occurring or failing to occur or any conditions existing on or before the Spin-Off Distribution Date (other than claims arising from transactions contemplated by the Distribution Agreement, the SFX Merger Agreement and certain related agreements). Similarly, the Company has agreed to release SFX Broadcasting, its affiliates (other than the Company and its subsidiaries) and all persons who at any time prior to the date of the Spin-Off were stockholders, directors, agents or employees of SFX Broadcasting or its subsidiaries from any and all claims arising from any acts or events occurring or failing to occur or any conditions existing on or before the date of the Spin-Off (other than claims arising from transactions contemplated by the Distribution Agreement, the SFX Merger Agreement and certain related agreements).

     The Distribution Agreement requires the Company to indemnify, defend and hold SFX Broadcasting and its subsidiaries (other than the Company and its subsidiaries) and each of its directors, officers, employees and agents harmless from and against any liabilities (other than income tax liabilities) to which SFX Broadcasting or any of its subsidiaries (other than the Company and its subsidiaries) may be or become subject that (a) relate to the assets, business, operations, debts or liabilities of the Company and its subsidiaries (including liabilities to be assumed by the Company as contemplated in the Distribution Agreement and any liabilities arising under certain guarantees of SFX Broadcasting in connection with the Recent Acquisitions), whether arising prior to, concurrent with or after the Spin-Off or (b) result from a breach by the Company or its subsidiaries of any representation, warranty, or covenant contained in the Distribution Agreement or any related agreements.

     The Distribution Agreement requires SFX Broadcasting to indemnify, defend and hold the Company and its subsidiaries and each of its directors, officers, employees and agents harmless from and against any liabilities (other than income tax liabilities) to which the Company and its subsidiaries may be or become subject that (a) relate to the assets, business, operations, debts or liabilities of SFX Broadcasting or its subsidiaries (other than the Company and its subsidiaries), whether arising prior to, concurrent with or after the Spin-Off or (b) result from a breach by SFX Broadcasting or its subsidiaries (other than SFX Entertainment) of any representation, warranty, or covenant contained in the Distribution Agreement or any related agreements.


     The release and indemnification obligations contained in the Distribution Agreement will survive the Spin-Off for a period of six years (and thereafter as to any claims for indemnification asserted prior to the expiration of that period).

     SFX Entertainment Registration Statement and Consent Solicitation
Documents

     The Company has represented to SFX Broadcasting that the SFX Entertainment Registration Statement and the consent solicitation documents sent to the holders of certain of SFX Broadcasting's securities did not, at the time it became effective or was mailed, contain any untrue statement of a material fact or omit to state a material fact required to be stated in order to make the statements in the SFX Entertainment Registration Statement and the consent solicitation documents, in light of the circumstances under which they were made, not misleading.

  Related Agreements

     SFX Broadcasting and the Company have agreed that any tax sharing agreement to which they are parties must be terminated as of the effective date of the Spin-Off. In addition, the Distribution Agreement requires SFX Broadcasting and the Company to enter into the Tax Sharing Agreement and Employee Benefits Agreement (as described below) on or before the date of the Spin-Off.

   Use of Names; Intellectual Property

     At the closing of the SFX Merger, SFX Broadcasting will assign to the Company or its designee the name "SFX," together with all causes of action and the right to recover for past infringements of that name. As soon as commercially practicable, but no later than six months from the consummation of the SFX Merger, SFX Broadcasting must cease all use of the name "SFX" or other trademarks, trade names or their identifiers owned by, licensed to, or transferred pursuant to the Distribution Agreement to the Company.

   Conditions to the Spin-Off

         Pursuant to the Distribution Agreement, the obligations of the Company and SFX Broadcasting to consummate the Spin-Off will be subject to the fulfillment or waiver of each of the following conditions:


     o SFX Broadcasting's board of directors must be satisfied that SFX Broadcasting's surplus (as defined under Delaware law) would be sufficient to permit the Spin-Off under Delaware law and must formally approve the Spin-Off;

     o the SFX Entertainment Registration Statement must be declared effective by the SEC, and no stop order may be issued or pending with respect thereto;

     o the Class A Common Stock must be accepted for listing or trading, subject to official notice of issuance, on a national exchange or The Nasdaq Stock Market;

     o    all necessary third party consents to the Spin-Off must be obtained;

     o the necessary stockholder approvals must be obtained to consummate the Spin-Off as presently contemplated;

     o there must not be in effect any temporary restraining order, preliminary or permanent injunction or other order issued by any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the

          Spin-Off;

     o the Company and SFX Broadcasting must enter into the Tax Sharing Agreement and the Employee Benefits Agreement; and

     o each of the covenants and provisions in the Distribution Agreement required to be performed or complied with prior to the Spin-Off must be performed or complied with.

SFX Broadcasting's board of directors is entitled to waive any of the above conditions prior to the Spin-Off.

  Expenses of Spin-Off

     Pursuant to the Distribution Agreement, all fees and expenses incurred in connection with the Spin-Off will be paid by the party incurring them.

   Termination of the SFX Merger Agreement

     If the SFX Merger Agreement is terminated in accordance with its terms for any reason, the boards of directors of SFX Broadcasting and the Company will each appoint a committee of independent directors (none of whom will serve on both boards of directors) to negotiate in good faith with respect to all matters that they deem necessary to effectuate the separation of the affairs of SFX Broadcasting and the Company, including the employment of employees to be transferred to the Company pursuant to the Distribution Agreement. No adjustments will be made to the initial allocation of working capital between SFX Broadcasting and the Company if the SFX Merger Agreement is terminated in accordance with its terms.

   Amendment or Modification

     SFX Broadcasting and the Company can only amend the Distribution Agreement by written agreement with the consent of SFX Buyer (which may not be unreasonably withheld).

  Termination

     The Distribution Agreement may be terminated and the Spin-Off abandoned at any time before the date of the Spin-Off by, and in the sole discretion of, SFX Broadcasting . In the event of such a termination, no party will have any liability to any other party.

Tax Sharing Agreement


     Prior to the Spin-Off, SFX Broadcasting and the Company will enter into the Tax Sharing Agreement. Under the Tax Sharing Agreement, the Company will agree to pay to SFX Broadcasting the amount of the tax liability of SFX and the Company combined, to the extent properly attributable to the Company for the period up to and including the Spin-Off, and will indemnify SFX Broadcasting for any tax adjustment made in subsequent years that relates to taxes properly attributable to the Company during the period prior to and including the Spin-Off. SFX Broadcasting , in turn, will indemnify the Company for any tax adjustment made in years subsequent to the Spin-Off that relates to taxes properly attributable to the SFX Broadcasting during the period prior to and including the Spin-Off. The Company also will be responsible for any taxes of SFX Broadcasting resulting from the Spin-Off, including any income taxes but only to the extent that such income taxes result from gain on the distribution that exceeds the net operating losses of SFX Broadcasting and the Company available to offset such gain (including net operating losses generated in the current year prior to the Spin-Off).

     The actual amount of the gain will be based on the excess of the value of the Company's Common Stock distributed on the date of the Spin-Off over the tax basis of that stock. The Company believes that the value of the Company's Common Stock for tax purposes will be determined by no later than the first trading date following the date the stock is distributed in the Spin-Off. Increases or decreases in the value of the Company's Common Stock subsequent to such date will not effect the tax liability. If the Company's Common Stock had a value of approximately $15 per share at the time of the Spin-Off, management believes that no material indemnification payment would be required. Such indemnification obligation would be approximately $4.0 million at $16 per share and would increase by approximately $7.7 million for each $1.00 increase above the per share valuation of $16. If the Company's Common Stock was valued at $22 1/2 per share, (the last sales price of the Class A Common Stock (trading on a when-issued basis) on the over the counter market on March 13, 1998), management estimates that the Company would have been required to pay approximately $54.0 million pursuant to such indemnification obligation. The Company expects that such indemnity payment will be due on or about June 15, 1998. See "-Risk Factors-- Indemnification Arrangements."

EMPLOYEE BENEFITS AGREEMENT

         Prior to the Spin-Off, SFX Broadcasting and the Company will enter into an Employee Benefits Agreement. Pursuant to the Employee Benefits Agreement, SFX Broadcasting and the Company will agree to take all actions necessary or appropriate so that, as of the Spin-Off, the Company and its subsidiaries will no longer be participating employers and sponsors of the 401(k), health, group term life insurance, long term disability insurance and cafeteria plans maintained by SFX Broadcasting (collectively, the "SFX Employee Benefit Plans"). The Employee Benefits Agreement will also provide for the treatment of the benefits under the SFX Employee Benefit Plans of employees being transferred from SFX Broadcasting to the Company or who are otherwise employed by the Company upon the Spin-Off. With respect to employees transferred from SFX Broadcasting to the Company or who are otherwise employed by the Company upon the Spin-Off, SFX Broadcasting will have sole responsibility for retaining and discharging any claims that are incurred on or prior to the date of their transfer under SFX Employee Benefit Plans that are not 401(k) plans. On or prior to the Spin-Off, the Company will continue to pay premiums and contributions under the SFX Employee Benefit Plans in accordance with its past practices and procedures, except that any premiums and contributions for the month in which the Spin-Off occurs shall be paid as soon as practicable after that month and pro-rated. To the extent the account balances under the 401(k) plan maintained by SFX Broadcasting of employees being transferred from SFX Broadcasting to the Company or who are otherwise employed by the Company upon the Spin-Off are not distributed, SFX Broadcasting and the Company must take all actions necessary or appropriate to effect their transfer to a 401(k) plan established by the Company.

RISK FACTORS

     Many of the statements, estimates, predictions and projections contained in this "Business" section and "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Annual Report on Form 10-K, in addition to certain statements contained elsewhere herein, are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are prospective, involving risks and uncertainties. While these forward-looking statements, and any assumptions on which they are based, are made in good faith and reflect the Company's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The following risk factors should be considered carefully in evaluating the Company and its business by investors in the Company. The Company does not undertake to release publicly any revisions to forward-looking statements that may be made to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

ABSENCE OF COMBINED OPERATING HISTORY; POTENTIAL INABILITY TO INTEGRATE ACQUIRED BUSINESSES

     The business of the Company has been developed principally through the acquisition of established live entertainment businesses, which have all been acquired since January 1997. The Company consummated all of the Completed Acquisitions in 1997 and the Recent Acquisitions in February and March of 1998. Prior to their acquisition by the Company, these acquired companies operated independently. In addition, each of the Acquired Businesses has significantly increased the size and operations of the Company. The Company's prospects should be considered in light of the numerous risks commonly encountered in business combinations. Although the anticipated management of the Company has significant experience in other industries, there can be no assurance that the Company's management group will be able to effectively integrate the Acquired Businesses. The Company's business, financial condition and results of operations could be materially adversely affected if the Company is unable to retain the key personnel that have contributed to the historical performances of the Acquired Businesses or the Company. See "-- Dependence on Key Personnel" and "Business."

RISKS RELATED TO RECENT ACQUISITIONS

     Although management believes that the consummation of the Recent Acquisitions was in the best interests of the Company, it involves substantial risks on the part of the Company. There can be no assurance that the Recent Acquisitions will yield the expected benefits to the Company or will not materially adversely affect the Company's business, financial condition or results of operations.

     PACE Acquisition


     The PACE acquisition agreement provides that each PACE seller will have an option (the "Fifth Year Put Option"), exercisable for 90 days after the fifth anniversary of the closing of the PACE Acquisition, to require the Company to repurchase up to one-third of the Class A Common Stock received by that seller (representing 500,000 shares in the aggregate) for $33.00 in cash per share. With certain limited exceptions, these option rights are not assignable by the sellers. In certain circumstances, if the selling price of the Class A Common Stock is less than $13.33 per share, the Company may be required to make an offer to the sellers to provide an additional cash payment or additional shares of the Class A Common Stock, which each seller will have the option of taking.

     The agreement governing the partnership through which PACE holds its interest in the Lakewood Amphitheater in Atlanta, Georgia contains a provision that purports to restrict PACE and its affiliates from directly or indirectly owning or operating another amphitheater in Atlanta. In management's view, this provision will not materially affect the business or prospects of the Company. The Company intends to seek a waiver of the restrictive provision; however, it is possible that the Company will be unable to obtain the waiver.


     Contemporary Acquisition


     In addition, in the Contemporary acquisition agreement, the Company agreed to make payments to any Contemporary sellers who own shares of the Class A Common Stock on the second anniversary of the closing of the Contemporary acquisition. These payments will be due only if the average trading price of the Class A Common Stock during the 20-day period ending on the anniversary date is less than $13.33 per share. There can be no assurance that the average trading price of the Class A Common Stock will be $13.33 per share at that time.

     Network Acquisition


     Pursuant to the Network Acquisition Agreement, the Company has agreed to increase the purchase price for Network Magazine and SJS based on actual 1998 EBITDA (as defined therein) as follows: (a) by $4.0 million if the 1998 EBITDA equals or exceeds $9.0 million; (b) by an additional $4 for each $1 of additional 1998 EBITDA between $9.0 million and $10.0 million; and (c) by an additional $6 for each $1 of additional 1998 EBITDA between $10.0 million and $11.0 million. This contingent consideration of up to $14.0 million is payable in stock or, in certain circumstances, in cash no later than March 20, 1999.

     Although the Company and SFX Broadcasting have conducted a due diligence investigation of the Acquired Businesses, the scope of their investigation was limited. Although the agreements governing the Recent Acquisitions generally provide for indemnification from the seller for a limited period of time with respect to certain matters, the indemnification is subject to thresholds and limitations, and it is possible that other material matters not identified in due diligence will subsequently be identified or that the matters heretofore identified will prove to be more significant than currently expected.

     In addition, if the Company is unable to issue shares of its capital stock to certain of the sellers prior to certain time periods, by virtue of having failed to consummate the Spin-Off or for any other reason, the aggregate cash consideration that would be owed to the sellers in the Recent Acquisitions would increase by approximately $56.2 million, resulting in a corresponding increase in debt and decrease in stockholders' equity. Although management believes that the Spin-Off is likely to occur, the Spin-Off is subject to certain conditions, some of which are outside of management's control, and there can be no assurance that the Spin-Off will be consummated on the terms presently contemplated or at all. In addition, the agreements relating to the Recent Acquisitions provide for certain other purchase price adjustments and future contingent payments in certain circumstances. There can be no assurance that the Company will have sufficient sources of available capital to pay any material increases in cash consideration or satisfy future contingent cash payment obligations in connection with the Recent Acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Acquisitions" and "-- Liquidity and Capital Resources" and "Certain Relationships and Related Transactions-- Indemnification of Mr. Sillerman."

FINANCING MATTERS

     The Company will require additional financing in order to make all of the payments described under "Management's Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources", including the anticipated tax indemnification obligation to SFX Broadcasting (approximately $54.0 million based on the trading price (on a when-issued basis) of the Class A Common Stock on March 13, 1998)), planned capital expenditures (approximately $38.0 million), fees and expenses related to the Spin-Off (estimated to be approximately $18.0 million), certain change of control payments to executive officers ($5.0 million) and the Meadows Repurchase (at least $8.3 million). See "Indemnification Arrangements." The Company's ability to issue preferred stock or debt securities or to borrow under its senior secured credit facility (the "Credit Facility") may be significantly impacted by the covenants in the Credit Facility and/or the indenture (the

"Indenture") relating to its 9 1/8% Senior Subordinated Notes due 2008 (the "Notes"). To the extent that available borrowings are insufficient under the Credit Facility, debt financing is not available or management determines that debt financing or the issuance of preferred stock is inadvisable in view of the Company's capital structure, management currently anticipates that upon consummation of the Spin-Off, such obligations will be financed through a public offering of not less than $125.0 million in value of Class A Common Stock. If the Class A Common Stock were valued at $22 1/2 per share (the last sales price of the Class A Common Stock (trading on a when-issued basis) on the over-the-counter market on March 13, 1998), approximately 5.6 million shares of Class A Common Stock would be issued in such offering. There can be no assurance that the Company will be able to complete the offering or obtain alternate financing on acceptable terms or at all. Any offering of Class A Common Stock would be dilutive to the ownership interests of the Company's then-existing stockholders and the trading price of the Class A Common Stock may be adversely affected. Any debt financing would require payments of principal and interest and would adversely impact the Company's cash flows.

     Furthermore, certain agreements of the Company, including the Distribution Agreement, the Tax Sharing Agreement, certain employment agreements and the agreements relating to the Recent Acquisitions provide for tax and other indemnities, purchase price adjustments and future contingent payments in certain circumstances. There can be no assurance that the Company will have sufficient sources of funds to make such payments should they come due. In addition, consistent with its operating strategy, SFX Entertainment intends to pursue additional expansion opportunities and expects to continue to identify and negotiate with respect to substantial acquisitions in the live entertainment business, certain of which may be consummated prior to the Spin-Off. See "-- Risk Related to Recent Acquisitions" and "Management Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

SUBSTANTIAL LEVERAGE

     The Company is a highly leveraged company. As of December 31, 1997, on a pro forma basis giving effect to the private placement of the Notes and $150.0 million in borrowings under the Credit Facility (the "Financing"), the Recent Acquisitions and the Spin-Off, the Company's consolidated indebtedness would have been approximately $517.6 million (of which $350.0 million would have consisted of the Notes, and the balance would have consisted of $150.0 million in debt under the Credit Facility and $17.6 million in pre-existing senior debt), its temporary equity would have been approximately $16.5 million, and its stockholders' equity would have been approximately $148.1 million. If the Company is unable to issue shares of capital stock, and thus is obligated to pay cash to the sellers in the Recent Acquisitions in lieu of issuing shares of its common stock, then its total pro forma indebtedness would increase by $56.2 million, and its pro forma stockholders' equity would decrease by a similar amount. Although management believes that the Spin-Off is likely to occur, the Spin-Off is subject to certain conditions, some of which are outside of management's control. The Spin-Off might not be consummated on the terms presently contemplated, or at all. Certain of the agreements relating to the Recent Acquisitions provide for other purchase price adjustments and future contingent payments in certain circumstances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Acquisitions." In addition, the Company may incur substantial additional indebtedness from time to time to finance future acquisitions, for capital expenditures or for other purposes. See "--Financing Matters."

     The Company's ability to make scheduled payments of principal of, to pay interest on or to refinance its indebtedness, or to fund planned capital expenditures, will depend on its future financial performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control, as well as the success of the Acquired Businesses and their integration into the Company's operations. There can be no assurance that the Company will be able to make planned borrowings (including under the Credit Facility), that the Company's business will generate sufficient cash flow from operations, or that future borrowings will be available in an amount to enable the Company to service its debt and to make necessary capital or other expenditures. The Company may be required to refinance a portion of the principal amount of its indebtedness prior to their respective maturities. There can be no assurance that the Company will be able to raise additional capital through the sale of securities, the disposition of assets or otherwise for any refinancing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

     The degree to which the Company is and will be leveraged could have material consequences to the holders of shares of the Company's Common Stock, including, but not limited to, (a) increasing the Company's vulnerability to general adverse economic and industry conditions, (b) limiting the Company's ability to obtain additional financing to fund future acquisitions, working capital, capital expenditures and other general corporate requirements, (c) requiring the dedication of a substantial portion of the Company's cash flow from operations to the payment of principal of, and interest on, its indebtedness, thereby reducing the availability of the cash flow to fund working capital, capital expenditures or other general corporate purposes, (d) limiting the Company's flexibility in planning for, or reacting to, changes in its business and the industry and (e) placing the Company at a competitive disadvantage to less leveraged competitors. In addition, the Indenture and the Credit Facility contain, financial and other restrictive covenants that limit the ability of the Company to, among other things, borrow additional funds. Failure by the Company to comply with these covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on the Company's business, financial condition and results of operations. The indebtedness incurred under the Credit Facility is secured by a pledge of the stock of its subsidiaries and by liens on substantially all of its and its subsidiaries' tangible assets. In addition, the Notes and borrowings under the Credit Facility are guaranteed by the Company's subsidiaries.

FUTURE CHARGES TO EARNINGS

     Consummation of the Recent Acquisitions will result in substantial charges to earnings relating to interest expense and the recognition and amortization of goodwill; these charges will increase the Company's losses or reduce or eliminate its earnings, if any. As of December 31, 1997 the Company had goodwill of approximately $60.3 million. This balance will substantially increase in 1998 due to the recent acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

     The Company anticipates entering into employment agreements with certain of its executive officers before the Spin-Off. In connection with these agreements, the Board, on the recommendation of its Compensation Committee, agreed to sell the executive officers an aggregate of 650,000 shares of the Company's Class B Common Stock and 190,000 shares of the Class A Common Stock at a purchase price of $2.00 per share. The shares will be issued on or about the Spin-Off Distribution Date. The Company will record a non-cash compensation charge at the date of the grant equal to the fair market value of the shares less the aggregate purchase price paid. See "Executive Compensation-- Employment Agreements and Arrangements with Certain Officers and Directors."

     In addition, the Board, on the recommendation of its Compensation Committee, also has approved the issuance of stock options exercisable for an aggregate of 245,000 shares of the Class A Common Stock. The options will vest over five years and will have an exercise price of $5.50 per share. The Company will record non-cash compensation charges over the five-year exercise period to the extent that the fair value of the underlying the Class A Common Stock exceeds the exercise price.

FUTURE ACQUISITIONS

     The Company expects to pursue additional acquisitions of live entertainment businesses in the future, although the Company has no present understandings, commitments or agreements with respect to any such acquisitions. Future acquisitions by the Company could result in (a) potentially dilutive issuance of equity securities, (b) the incurrence of substantial additional indebtedness and/or (c) the amortization of expenses related to goodwill and other intangible assets, any or all of which could materially adversely affect the Company's business, financial condition and results of operations. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies and the diversion of management's attention from other business concerns. If any acquisition occurs, the Company's business, financial condition and results of operations may be materially adversely affected.

INDEMNIFICATION ARRANGEMENTS


     In the Distribution Agreement, the Company will agree to indemnify, defend and hold SFX Broadcasting and its subsidiaries harmless from and against certain liabilities to which SFX Broadcasting or any of its subsidiaries may be or become subject. These liabilities relate to the assets, business, operations, employees (including under any employment agreement assumed by the Company in the Spin-Off), debts or liabilities of the Company and its subsidiaries (collectively, the "SFX Entertainment Group"). Although the Company does not anticipate that any material liabilities for which it has agreed to indemnify SFX Broadcasting and its subsidiaries will arise, it is possible that the Company will become subject to these liabilities. Any of these liabilities may have a material adverse effect on the Company's business, financial condition or results of operations. See "-- Agreements Relating to the Spin-Off-- The Distribution Agreement."

     In addition, pursuant to the Tax Sharing Agreement, the Company also will be responsible for certain taxes resulting from the Spin-Off, including income taxes but only to the extent that such income taxes result from gain on the distribution that exceeds the net operating losses of SFX Broadcasting available to offset such gain (including net operating losses generated in the current year prior to the Spin-Off). See "Agreements Relating to the Spin-Off--Tax Sharing Agreement." The actual amount of the gain will be based on the excess of the value of the Company's Common Stock distributed in the Spin-Off over the tax basis of that stock.

     The Company believes that the value of the Company's Common Stock for tax purposes will be determined by no later than the first trading day following the date on which the Company's Common Stock is distributed in the Spin-Off. Increases or decreases in the value of the Company's Common Stock subsequent to such date will not effect the tax liability. If the Company's Common Stock had a value of approximately $15 per share at the time of the Spin-Off, management believes that no material indemnification payment would be required. Such indemnification obligation would be approximately $4.0 million at $16 per share and would increase by approximately $7.7 million for each $1.00 increase above the per share valuation of $16. If the Company Common Stock were valued at $22 1/2 per share (the last price of the Class A Common Stock (trading on a when issued basis) on the over-the-counter market on March 13, 1998), management estimates that the Company would have been required to pay approximately $54.0 million pursuant to such indemnification obligation. The Company expects that such indemnity payment will be due on or about June 15, 1998.

     Concurrently with the execution of the SFX Merger Agreement, Mr. Sillerman waived his right to receive indemnification from SFX Broadcasting, its subsidiaries, SFX Buyer Sub and SFX Buyer, after the effective time of the SFX Merger with respect to claims or damages relating to the SFX Merger Agreement and the transactions contemplated thereby, except to the extent that SFX Broadcasting can be reimbursed under the terms of its directors' and officers' liability insurance. It is anticipated that, after the Spin-Off, the Company will agree to indemnify (to the extent permitted by law) Mr. Sillerman for any such claims or damages. In addition, pursuant to Messrs. Sillerman's and Ferrel's existing employment agreements with SFX Broadcasting (which will be assumed by the Company pursuant to the SFX Merger Agreement), the Company will be obligated to indemnify them (to the extent permitted by law) for one-half of the cost of any excise tax that may be assessed against them for any change-of-control payments made to them by SFX Broadcasting in connection with the SFX Merger. See "Certain Relationships and Related Transactions-- Assumption of Employment Agreements; Certain Change of Control Payments" and "-- Indemnification of Mr. Sillerman."

FAILURE TO APPROVE SPIN-OFF PROPOSAL

     If a proposal that will allow holders of shares of SFX Broadcasting's Class B Common Stock to receive shares of the Company's Class B Common Stock in the Spin-Off (the "Spin-Off Proposal") is not approved at SFX Broadcasting's upcoming stockholders' meeting scheduled to be held on March 26, 1998, that failure could result in a "Change of Control" pursuant to the terms of the Credit Facility. In that event, there can be no assurance that the Company would be able to obtain a waiver of that provision, and there can be no assurance of the terms, if any, under which such a waiver could be obtained. The failure to obtain such a waiver could result in a material adverse effect to the Company's business, results of operations and financial condition. The Company's ability to borrow under the Credit Facility or to obtain other financing is restricted by the terms of the Indenture.

CONTROL OF MOTOR SPORTS AND THEATRICAL BUSINESSES

     Pursuant to the employment agreement entered into between Brian Becker and the Company in connection with the PACE acquisition, Mr. Becker has the option, exercisable within 15 days after February 25, 2000 to acquire the Company's then existing motor sports line of business (or, if that line of business has previously been sold, the Company's then existing theatrical line of business) at its then fair market value. Mr. Becker's exercise of this option could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, Mr. Becker also has the right under certain circumstances to acquire the theatrical or motor sports line of business at a price equal to 95% of the proposed purchase price. See "Executive Compensation-Employment Agreements and Arrangements with Certain Officers." On a pro forma basis giving effect to the Recent Acquisitions, specialized motor sports would have comprised approximately 6%, and theater would have comprised approximately 16%, of the Company's total net revenues for the 12 months ended December 31, 1997.

BGP RIGHT OF FIRST REFUSAL

     The Company has agreed that it will not sell all, or substantially all, of BGP's assets prior to February 24, 2001 without offering the BGP sellers the opportunity to purchase the assets on the same terms as those included in any bona fide offer received by the Company from any third party.

CONTROL OF CONCERTS

     After the consummation of the Spin-Off or the SFX Merger, the senior management of Concerts may have the right pursuant to their employment agreements (a) to purchase the outstanding capital stock of Concerts (a subsidiary of the Company holding a significant amount of the assets of the Company) for Fair Market Value (as defined in their employment agreements) or (b) to receive a cash payment equal to 15% of the amount by which the Fair Market Value of Concerts exceeds the fixed payment portion of the cash purchase price of the acquisition of Concerts, plus 20% interest thereon. The senior management of Concerts and SFX Broadcasting have reached an agreement in principle to waive any of the above rights in connection with the Spin-Off, the SFX Merger and related transactions; however, there can be no assurance that the rights will be waived on terms acceptable to SFX Broadcasting and the Company or at all. In addition, although the Company is in the process of negotiating amendments to these agreements, these and certain other rights described in the agreements may continue to apply to transactions after, or unrelated to, the Spin-Off or the SFX Merger. See "Certain Relationships and Related Transactions--Delsener/Slater Employment Agreements."

EXPANSION STRATEGY; NEED FOR ADDITIONAL FUNDS


     The Company intends to pursue additional expansion opportunities. However, it may be unable to identify and acquire additional suitable businesses or obtain the financing necessary to acquire the businesses. Each acquisition may also be subject to the prior approval of the Company's lenders. Any debt financing would require payments of principal and interest and would adversely impact the Company's cash flow. Additional financing for future acquisitions may be unavailable and, depending on the terms of the proposed acquisitions and financing, may be restricted by the terms of the Credit Facility and the Indenture. See "-Financing Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." Furthermore, future acquisitions may result in potentially dilutive issuances of equity securities as well as charges to operations relating to interest expense or the recognition and amortization of goodwill; these charges would increase the Company's losses or reduce or eliminate its earnings, if any. Acquisitions also involve numerous risks, including difficulties in the assimilation of operations, technologies, services and products of the acquired companies and the diversion of management's attention from other business concerns. If any additional acquisition occurs, the Company's business, financial condition and results of operations might be materially adversely affected.

ECONOMIC CONDITIONS AND CONSUMER TASTES

     The Company's operations are affected by general economic conditions and consumer tastes. The demand for live entertainment tends to be highly sensitive to consumers' disposable incomes, and thus a decline in general economic conditions that generally reduces consumers' disposable incomes can, in turn, materially adversely affect the Company's revenues. In addition, the profitability of events promoted or produced by the Company is directly related to the ancillary revenues generated by those events, and the ancillary revenues decrease with lower attendance levels. The success of a music concert, theatrical show or motor sports event depends on public tastes, which are unpredictable and susceptible to change, and may also be significantly affected by the number and popularity of competitive productions, concerts or events as well as other forms of entertainment. It is impossible for the Company to predict the success of any music concert, theatrical show or motor sports event. In addition, decreased attendance, a change in public tastes or an increase in competition could have a material adverse effect on the Company's business, financial condition and results of operations.

AVAILABILITY OF ARTISTS AND EVENTS

     The Company's success and ability to sell tickets (including subscriptions) is highly dependent on the availability of popular musical artists, Touring Broadway Shows and specialized motor sports talent, among other performers of live entertainment. The Company's and the Acquired Businesses' results of operations have been adversely affected in periods where fewer popular musical artists and/or popular theatrical productions were available for presentation. There can be no assurance that popular musical artists, theatrical shows or specialized motor sports talent will be available to the Company in the future. The lack of availability of these artists and productions could have a material adverse effect on the Company's business, financial condition and results of operations.

CONTROL OF VENUES

     The Company operates a number of its live entertainment venues under leasing or booking agreements, and accordingly the Company's long-term success will depend in part on its ability to renew these agreements when they expire or terminate. There can be no assurance that the Company will be able to renew these agreements on acceptable terms or at all, or that it will be able to obtain attractive agreements with substitute venues. See "Business-- The Company's Live Entertainment Activities-- Venue Operations."

RESTRICTIONS IMPOSED BY THE COMPANY'S INDEBTEDNESS

         The Indenture and the Credit Facility contain a number of significant covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, repay other
indebtedness,   pay
dividends, make certain investments or acquisitions, repurchase or redeem capital stock, engage in mergers or consolidations, or engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. These restrictions may adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities that may be in the interest of the Company. In addition, the Indenture and the Credit Facility require the Company to maintain compliance with certain financial ratios, such as a maximum total leverage ratio, a maximum senior leverage ratio, a minimum fixed charges ratio, a minimum pro forma interest expense ratio and a minimum debt service ratio. The Company's ability to comply with these ratios and limits may be affected by events beyond its control. A breach of any of these covenants or the inability of the Company to comply with the required financial ratios or limits could result in an event of default under the Credit Facility. Such an event of default could permit the lenders to declare all borrowings outstanding to be due and payable, to require the Company to apply all of its available cash to repay its borrowings or to prevent the Company from making debt service payments on certain portions of its outstanding indebtedness. If the Company were unable to repay any borrowings when due, the lenders could proceed against their collateral. The Credit Facility requires the Company and its subsidiaries to grant the lenders thereunder a continuing security interest in all of their tangible assets and in the capital stock of the guaranteeing subsidiaries. If the Company's indebtedness were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay its indebtedness in full.

     In addition, if the Spin-Off Proposal is not approved and the Spin-Off or an alternative disposition of the Company is nevertheless consummated, then these events would likely result in a "Change of Control" pursuant to the terms of the Credit Facility. Furthermore, Mr. Sillerman has pledged certain shares of SFX Broadcasting's Class B Common Stock that, if sold, could result in such a "Change of Control." See "Security Ownership of Certain Beneficial Owners and Management Possible Change of Control." In the event of such a "Change of Control," the Company might be unable to obtain a waiver of that provision of the Credit Facility, or might be required to make substantial concessions to the lenders under the Credit Facility in order to obtain such a waiver. The failure to obtain such a waiver could result in a material adverse effect to the Company's business, results of operation and financial condition.

WORKING CAPITAL ADJUSTMENTS AND REPAYMENT OF ADVANCES

     Pursuant to the Distribution Agreement, the Company must pay SFX Broadcasting any net negative Working Capital at the time of consummation of the SFX Merger. Alternatively, SFX Broadcasting must pay to the Company any net positive Working Capital. Therefore, the capitalization of the Company will depend, to a large extent, on the operating results of SFX Broadcasting through the date of the SFX Merger. As of December 31, 1997, the Company estimates that Working Capital to be received by the Company would have been approximately $3.0 million (excluding the Series E Adjustment). The actual amount of Working Capital as of the closing of the SFX Merger may differ substantially from the amount as of December 31, 1997, and will be a function of, among other things, the operating results of SFX Broadcasting through the date of the SFX Merger, the actual cost of consummating the SFX Merger and the related transactions. SFX will also incur certain other significant expenses prior to the consummation of the SFX Merger that could reduce Working Capital, including the payment of dividends and interest on SFX Broadcasting's debt, the Meadows Repurchase and the amount of any settlement paid by SFX Broadcasting in connection with the SFX Merger shareholder litigation. Moreover, Working Capital will be reduced by at least $2.1 million pursuant to the Series E Adjustment. If the Company is required to make Working Capital payments to SFX Broadcasting, there can be no assurance that the Company will have the funds to do so or that it will have sufficient funds to conduct its operations after making the required payments.

     In addition, at the time of the Spin-Off, the Company must repay sums advanced to it by SFX Broadcasting for certain acquisitions or capital expenditures after August 25, 1997 and not repaid at or before the closing of the Spin-Off. In February 1998, the Company reimbursed SFX Broadcasting approximately $25.3 million for consent fees, capital expenditures and other acquisition related expenses funded by SFX Broadcasting. SFX Broadcasting may advance additional amounts to the Company for these purposes before the consummation of the Spin-Off. See "Agreements Relating to the Spin-Off-- Distribution Agreement" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

CONTROL BY MANAGEMENT; STOCK ISSUED TO MANAGEMENT

     At the time of completion of the Spin-Off (assuming that the Spin-Off Proposal is approved), and after the grant of additional shares as described in "Executive Compensation--Employment Agreements and Arrangements with Certain Officers and Directors" and "Certain Relationships and Related Transactions--Issuance of Stock to Holders of SFX Broadcasting's Options and SARs," it is anticipated that Mr. Sillerman will beneficially own approximately 45.7% of the total voting power of the Company's Common Stock, and that all directors and executive officers together will beneficially own approximately 52.2% of the total voting power of the Company's Common Stock. Accordingly, these persons will have substantial influence over the affairs of the Company, including the ability to control the election of a majority of the board of directors of the Company (the "Board"), the decision whether to effect or prevent a merger or sale of assets (except in certain "going private transactions") and other matters requiring stockholder approval. In addition, the issuance of these shares of the Company's Common Stock to certain members of senior management of the Company in connection with their employment with the Company will result in substantial non-cash charges to operations, which could increase the Company's losses or reduce or eliminate its earnings, if any. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Executive Compensation" and "Security Ownership of Certain Beneficial Owners and Management."

DEPENDENCE ON KEY PERSONNEL

     The success of the Company depends substantially on the abilities and continued service of certain of its (and its subsidiaries') executive officers and directors. In particular, the Company will depend on the continued services of Robert F.X. Sillerman, Michael G. Ferrel, Brian Becker, Geoffrey Armstrong, Howard J. Tytel and Thomas P. Benson. Although these individuals generally have greater experience in the radio broadcasting business than the live entertainment industry, they do have significant expertise in selecting, negotiating and financing acquisitions and in operating and managing public companies. In addition, most of the Company's directors and executive officers are also currently acting as directors and executive officers of SFX Broadcasting. Until the consummation of the SFX Merger, these directors and executive officers can be anticipated to expend substantial time and effort in managing the business of SFX Broadcasting (which may detract from their performance with respect to the Company). If the SFX Merger is not consummated, there can be no assurance that the Company will be able to retain the services of these directors and executive officers. See "Executive Compensation." The Company and Messrs. Sillerman and Ferrel have reached agreements in principle that those individuals will serve as officers and directors of the Company. However, if the Spin-Off Proposal is not approved, there can be no assurance that they will serve in that capacity, in which event SFX Broadcasting intends to pursue alternative means of disposing of the Company.

     Messrs. Sillerman and Tytel are also officers and directors of, and have an aggregate equity interest of approximately 9.2% in Marquee, a company involved in various aspects of the sports, news and other entertainment industries, and own a substantial equity interest in Triathlon, a company that owns and operates radio stations. In addition, they provide consulting services to both companies through an affiliated entity. Messrs. Sillerman and Tytel devote time to both Marquee and Triathlon, and the amount of time they continue to devote to those companies could detract from their duties as officers and directors of the Company. However, neither Mr. Sillerman nor Mr. Tytel has an employment agreement with Marquee or Triathlon, and they do not anticipate devoting significant amounts of time to Marquee or Triathlon. See "Business-- Potential Conflicts of Interest."

     Furthermore, the operations of each of the Acquired Businesses are local in nature and depend to a significant degree on the continued services of between one to three individuals at each business. See "Executive Compensation" and "Certain Relationships and Related Transactions." The loss of any of these individual's services could have a material adverse effect on the Company's business, financial condition and results of operations.

ENVIRONMENTAL MATTERS


     The Company has real property relating to its business, consisting of fee interests, leasehold interests and other contractual interests. The Company's properties are subject to foreign, federal, state and local environmental laws and regulations regarding the use, storage, disposal, emission, release and remediation of hazardous and non-hazardous substances, materials or wastes, including laws relating to noise emissions (which may affect, among other things, the hours of operation of the Company's venues). Further, under certain of these laws and regulations, the Company could be held strictly, jointly and severally liable for the remediation of hazardous substance contamination at its facilities or at third-party waste disposal sites, and could also be held liable for any personal or property damage related to any contamination. The Company believes that it is in substantial compliance with all of these laws and regulations, and has performed preliminary environmental assessments of all of the properties that are wholly-owned, without identifying material environmental hazards. Although the level of future expenditures cannot be determined with certainty, the Company does not anticipate, based on currently known facts, that its environmental costs are likely to have a material adverse effect on the Company's business, financial condition and results of operations.

FRAUDULENT CONVEYANCE

     The Board of Directors of SFX Broadcasting does not intend to consummate the Spin-Off unless it is satisfied that SFX Broadcasting is solvent before and will be solvent following the Spin-Off and that the Spin-Off is otherwise permissible under applicable law. There is no certainty, however, that a court would find the facts relied on and the judgments made by the

Board of Directors of SFX Broadcasting to be binding on creditors of SFX or that a court would reach the same conclusions as the Board of Directors of SFX Broadcasting in determining that SFX Broadcasting is solvent at the time of, and after giving effect to, the Spin-Off. If a court in a lawsuit filed by an unpaid creditor or representative of unpaid creditors, such as a trustee in bankruptcy, were to find that, at the time the Spin-Off is consummated or after giving effect thereto, SFX Broadcasting (a) was insolvent, (b) was rendered insolvent by reason of the Spin-Off, (c) was engaged in a business or transaction for which the remaining assets of SFX Broadcasting constituted unreasonably small capital or (d) intended to incur, or believed it would incur, debts beyond its ability to pay as the debts matured, then the court might void the Spin-Off (in whole or in part) as a fraudulent conveyance and require SFX Broadcasting's stockholders to return the shares of the Company distributed in the Spin-Off (in whole or in part) to SFX Broadcasting or require the Company to fund certain liabilities of SFX Broadcasting for the benefit of SFX Broadcasting's creditors. If the assets of the Company were recovered as fraudulent transfers by a creditor or trustee of SFX Broadcastings, the relative priority of right to payment between any financing and any fraudulent transfer claimant would be unclear, and the Company could be rendered insolvent. In addition, under applicable corporate law, a corporation generally makes distributions to its stockholders only out of its surplus (net assets minus capital) and not out of capital. The foregoing consequences would also apply were a court to find that the Spin-Off was not made out of SFX Broadcasting's surplus. Indebtedness of the Company was incurred to finance the Recent Acquisitions, to refinance certain indebtedness of the Company and the Recent Acquisitions, to pay related fees and expenses, and for general corporate purposes. Management believes that the indebtedness of the Company incurred in the Financing was incurred for proper purposes and in good faith, and that, based on present forecasts and other financial information, after the consummation of the Spin-Off, the Company will be solvent, will have sufficient capital for carrying on its business and will be able to pay its debts as they mature.

     The Company believes that, in accordance with the facts examined in connection with the Spin-Off and the Financing, (a) SFX Broadcasting and the Company will be solvent at the time of the Spin-Off, (b) the Company was solvent at the time of the Financing and (c) the Spin-Off will be made entirely out of SFX Broadcasting surplus in accordance with applicable law. However, the Company cannot predict what standard a court might apply in evaluating these matters, and it is possible that the court would disagree with the Company's conclusions.

ANTI-TAKEOVER EFFECTS

     The Amended and Restated Certificate of Incorporation of the Company (the "SFX Entertainment Certificate"), the By-laws of the Company (the "SFX Entertainment By-laws") and the Delaware General Corporation Law (the "DGCL") contain several provisions that could have the effect of delaying, deferring or preventing a change of control of the Company in a transaction not approved by the Board. The SFX Entertainment Certificate provides for the issuance of shares of the Company's Class B Common Stock (with 10 votes per share in most matters), and the holders of these shares will generally be able to prevent a change of control of the Company if they so desire. In addition, the SFX Entertainment Certificate authorizes the Board to issue up to 25,000,000 shares of preferred stock in one or more series and to fix the number of shares and the relative designations and powers, preferences, and rights, and qualifications, limitations, and restrictions thereof, without further vote or action by the stockholders. Issuances of preferred stock could, under certain circumstances, have the effect of delaying or preventing a change in control of the Company and may adversely affect the rights of holders of the Company's Common Stock. Furthermore, the Company is subject to the anti-takeover provisions of Section 203 of the DGCL, which prohibit the Company from engaging in a "business combination" with an "interested stockholder" for three years after the date of the transaction in which the person became an interested stockholder (unless the business combination is approved in a prescribed manner). The application of Section 203 could also have the effect of delaying or preventing a change in control of the Company. The Board has also adopted certain other programs, plans and agreements with the Company's management and/or employees that may make a change of control more expensive. See "Executive Compensation."


ITEM 2.  PROPERTIES.

     The Company's executive offices are located at 650 Madison Avenue, 16th Floor, New York, New York 10022. Pursuant to the Distribution Agreement, SFX Broadcasting has agreed to transfer certain leases relating to its offices to the Company prior to the Spin-Off. In addition to the properties described in "--The Company's Live Entertainment Activities-- Venue Operations," the Company leases office space in New York, New York Austin and Houston, Texas; Atlanta, Georgia; Chicago, Illinois; Indianapolis, Indiana; Miami, Florida; Gaithersburg, Maryland; Santa Monica, California; Seattle, Washington; London, England; and St. Louis, Missouri and owns office buildings in Burbank and San Francisco, California. These properties are generally leased for terms of 1 to 10 years. See "Business-- Agreements Relating to the Spin-Off."

     ITEM 3. LITIGATION.

     Although the Company is involved in several suits and claims in the ordinary course of business, it is not currently a party to any legal proceeding that it believes would have a material adverse effect on its business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's stockholders during the fourth quarter.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND STOCKHOLDER MATTERS

UPON THE CONSUMMATION OF  THE SPIN-OFF

     The Company has applied to list the Class A Common Stock upon the consummation of the Spin-Off on the Nasdaq National Market but may seek listing on an exchange even if such application is approved. A when-issued trading market (one in which shares can be traded before certificates are actually available or issued) has developed in the Class A Common Stock on the over-the-counter market (symbol SFXV). However, such trading prices may not necessarily be indicative of the trading price of the Class A Common Stock subsequent to the Spin-Off. The Company's Class B Common Stock is not expected to be publicly traded.

     On the Spin-Off Distribution Date, SFX Broadcasting will distribute approximately 13,400,000 shares to approximately 150 holders of record of the SFX Broadcasting 's Class A common stock, Series D preferred stock and interests in SFX Broadcasting's director deferred stock ownership plan, assuming the exercise of outstanding warrants of SFX Broadcasting before the Spin-Off Record Date and based on the number of holders of record of SFX Broadcasting 's Class A common stock, Series D preferred stock and interests in SFX Broadcasting's director deferred stock ownership plan on March 10, 1998. The Transfer Agent and Registrar for the Class A Common Stock will be Chase Mellon Shareholder Services, L.L.C. In addition, the board of directors of the Company has approved the grant of up to 793,633 shares of the Class A Common Stock to holders as of the Spin-Off Record Date of stock options or SARs of SFX Broadcasting, whether or not vested. It is anticipated that the Company will grant an aggregate of 190,000 shares of the Class A Common Stock pursuant to employment agreements. See "Executive Compensation-- Employment Agreements and Arrangements with Certain Officers and Directors" and "Certain Relationships and Related Transactions-- Issuance of Stock to Holders of SFX Broadcasting's Options and SARs."

         Shares of the Class A Common Stock distributed to SFX Broadcasting stockholders in the Spin-Off will be freely transferable, except for shares received by persons who may be deemed to be "affiliates" of the Company under the Securities Act. See "Security Ownership of Certain Beneficial Owners and Management." Persons who may be deemed to be affiliates of the Company generally include individuals or entities that control, are controlled by or are under common control with the Company, and may include certain officers and directors of the Company as well as principal stockholders of the Company, if any. Persons who are affiliates of the Company may sell their shares of the Company's Common Stock only pursuant to an effective registration statement under the Securities Act or an exemption from the registration requirements of the Securities Act, such as the exemptions afforded by Section 4(2) of the Securities Act and Rule 144 thereunder.

DIVIDEND POLICY

     The Company has no present plans to declare any dividends on the Class A Common Stock. The terms of the Indenture and Credit Facility restrict the Company's ability to pay dividends on the Class A Common Stock in the future. The decision to declare a dividend and the amount thereof, if any, will be in the sole discretion of the Board.

RECENT SALES OF UNREGISTERED SECURITIES

     On February 11, 1998, the Company sold $350.0 million in aggregate principal amount of its 9 1/8% Senior Subordinated Notes dues 2008. Lehman Brothers, Goldman Sachs, & Co., BNY Capital Markets, Inc. and ING Barings (the "Initial Purchasers") were the purchasers of the Notes and resold the Notes (i) to certain "qualified institutional buyers," as defined in Rule 44A of the Securities Act of 1933, as amended (the "Securities Act") and (ii) outside the United States to certain persons in reliance upon Regulation S promulgated under the Securities Act. The aggregate cash offering price of the Notes was $350.0 million and the aggregate discounts and commissions related to the sale were $10.5 million. The Company relied upon an exemption from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering. The

Company has agreed to register the Notes (or a new series of securities identical in all respects to the Notes) under the Securities Act within a certain time period.

     On February 24, 1998, the Company consummated its acquisition of BGP. In connection with such acquisition, the Company issued to the sellers of BGP options to purchase an aggregate of 562,640 shares of Class A Common Stock upon consummation of the Spin-Off.

     On February 25, 1998, the Company consummated its acquisition of PACE. In connection with such acquisition, the Company has agreed to issue to the sellers of PACE 1.5 million shares of Class A Common Stock upon consummation of the Spin-Off.


     On February 27, 1998, the Company consummated its acquisition of Contemporary. In connection with such acquisition, the Company issued to the sellers of Contemporary shares of the Company's series A redeemable convertible preferred stock which will automatically convert into 1,402,850 shares of Class A Common Stock upon consummation of the Spin-Off.

     On February 27, 1998, the Company consummated its acquisition of Network. In connection with such acquisition, the Company has agreed to issue to the sellers of Network 750,188 shares of Class A Common Stock upon consummation of the Spin-Off.

     The sales of securities to the sellers of BGP, PACE, Contemporary and Network were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act pursuant to
Section 4(2) thereof. Each of these sales was made without the use of an underwriter.

ITEM 6.  SELECTED COMBINED FINANCIAL DATA OF THE COMPANY


              SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY
                    (in thousands, except per share amounts)

     The Selected Consolidated Financial Data of the Company includes the historical financial statements of Delsener/Slater and affiliated companies, the predecessor of the Company, for each of the four years ended December 31, 1996 and the historical financial statements of the Company for the year ended December 31, 1997. The statement of operations data with respect to Delsener/Slater for the year ended December 31, 1993 and the balance sheet data as of December 31, 1993 and 1994 is unaudited. The financial information has been derived from the audited and unaudited financial statements of the Company and Delsener/Slater, and should be read in conjunction therewith,

                                                                        YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------------------------------------------------
                                                                     Predecessor
                                        -------------------------------------------------------------------------
                                              1993              1994             1995              1996               1997
                                              ----              ----             ----              ----               ----
STATEMENT OF OPERATIONS DATA:
Revenue..........................                  $46,526           $92,785          $47,566           $50,362         $96,144
Operating expenses...............                   45,635            90,598           47,178            50,686          83,417
Depreciation & amortization......                      762               755              750               747           5,431
Corporate expenses (1)...........                      --                 --               --                --           2,206
                                            --------------         ----------       ---------         ---------         ----------

Operating income (loss)..........                      129             1,432             (362)           (1,071)          5,090
Interest expense................                      (148)             (144)            (144)              (60)         (1,590)
Other income, net................                       85               138              178               198             295
Equity income (loss) from investments                  --                 (9)             488               524             509
                                            --------------         ----------       ---------         ---------         ----------


Income (loss) before income taxes..                     66             1,417              160              (409)          4,304
Income tax (provision) benefit.....                    (57)               (5)             (13)             (106)            490
                                            --------------         ----------       ---------         ---------         ----------

Net income (loss)..................                $     9           $ 1,412          $   147           $  (515)        $ 3,814
                                            ==============         ==========       =========         =========         ==========
 OTHER OPERATING DATA:
EBITDA (2)........................                                   $ 2,187          $   388           $  (324)        $10,521
                                            ==============         ==========       =========         =========         ==========

CASH FLOW FROM:
Operating activities.............                                    $ 2,959          $  (453)          $ 4,214         $ 1,005
Investing activities.............                                         --               --              (435)        (73,296)
Financing activities.............                                       (477)            (216)           (1,431)         78,270

BALANCE SHEET DATA:
Current assets.....................                 $1,823            $4,453           $3,022            $6,191         $11,220
Property and equipment, net........                  4,484             3,728            2,978             2,231          59,685
Intangible assets, net.............                     --                --               --                --          60,306
Other assets.......................                    113                41               37               458          15,731
                                            --------------         ----------       ---------         ---------         ----------
Total assets.......................                  6,420             8,222            6,037             8,880         146,942
                                            ==============         ==========      ==========         =========         ==========

Current liabilities................                  4,356             3,423            3,138             7,973          22,437
Long-term debt, including current
     portion.......................                     --             1,830               --                --          16,178
Temporary equity...................                     --                --               --                --              --
Stockholders' equity...............                  6,420             2,969            2,900               907         102,144



(1) Corporate expenses were reduced by $1,794,000 for fees earned from Triathlon Broadcasting Company ("Triathlon") for the year ended December 31, 1997. The right to receive such fees in the future is to be assigned to the Company by SFX Broadcasting in connection with the Spin-Off. Future fees may vary, above the minimum fee of $500,000, depending upon the level of acquisition and financing activities of Triathlon. See "Certain Relationships and Related Transactions-- Triathlon Fees."


(2) "EBITDA" is defined as earnings before interest, taxes, other income, net, equity income (loss) from investments and depreciation and amortization. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principals ("GAAP"), the Company believes that EBITDA is accepted by the entertainment industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of entertainment companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with GAAP.




ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences include, but are not limited to, risks and uncertainties relating to the Company's absence of a combined operating history, its potential inability to integrate the Acquired Businesses and other risks related to the Recent Acquisitions, control of the motor sports and theatrical businesses, future acquisitions, inability to obtain future financings, inability to successfully implement operating strategies (including the achievement of cost savings), the Company's expansion strategy, its need for additional funds, its control of venues, working capital adjustments, control by management, dependence on key personnel, potential conflicts of interest, indemnification agreements, seasonality, competition, regulatory matters, environmental matters, economic conditions and consumer tastes and availability of artists and events. See "Business--Risk Factors." The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

     The performance of entertainment companies, such as the Company, is measured, in part, by their ability to generate EBITDA. "EBITDA" is defined as earnings before interest, taxes, other income, net equity income (loss) from investments and depreciation and amortization. Although EBITDA is not a measure of performance calculated in accordance with GAAP, the Company believes that EBITDA is accepted by the industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of entertainment companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP.

     The Company's core business is the promotion and production of live entertainment events, most significantly for concert and other music performances in venues owned and/or operated by the Company and in third-party venues. In connection with all of its live entertainment events, the Company seeks to maximize related revenue streams, including the sale of corporate sponsorships, the sale of concessions and the merchandising of a broad range of products. On a pro forma basis giving effect to the Recent Acquisitions, the Company's music and ancillary businesses comprised approximately 78%, theater comprised approximately 16% and specialized motor sports comprised approximately 6% of the Company's total net revenues for the year ended December 31, 1997.

     Promotion of events involves booking talent, renting or providing the event venue, marketing the event to attract ticket buyers and providing for local services required in the production of the event such as security and stage hands. Promoters generally receive revenues from the sale of tickets and sponsorships. When an event is promoted at a venue owned or managed by the promoter, the promoter also generally receives a percentage of revenues from concessions, merchandising, parking and premium box seats. The Company earns promotion revenues principally by promoting (a) music concerts, (b) Touring Broadway Shows and (c) specialized motor sports events.

     Production of events involves developing the event content, hiring artistic talent and managing the actual production of the event (with the assistance of the local promoter). Producers generally receive revenues from guarantees and from profit sharing agreements with promoters, a percentage of the promoters' ticket sales, merchandising, sponsorships, licensing and the exploitation of other rights (including intellectual property rights) related to the production. The Company earns producing revenues by producing (a) Touring Broadway Shows, (b) specialized motor events and (c) other proprietary and non-proprietary entertainment events.

COMPLETED ACQUISITIONS

     The Company entered the live entertainment business with SFX Broadcasting's acquisition of Delsener/ Slater, a New York-based concert promotion company, in January 1997 for aggregate consideration of $27.6 million. Delsener/Slater has long-term leases or is the exclusive promoter for many of the major concert venues in the New York City metropolitan area, including the Jones Beach Amphitheater, a 14,000-seat complex located in Wantagh, New York, and the PNC Bank Arts Center (formerly known as the Garden State Arts Center), a 17,500-seat complex located in Holmdel, New Jersey. In March 1997, Delsener/Slater acquired, for aggregate consideration of $23.8 million, a 37-year lease to operate the Meadows Music Theater, a 25,000-seat indoor/outdoor complex located in Hartford, Connecticut. In June 1997, SFX Broadcasting acquired Sunshine Promotions, a concert promoter in the Midwest, and certain other related companies for an aggregate consideration of $61.5 million. As a result of the acquisition of Sunshine Promotions, the Company owns the Deer Creek Music Theater, a 21,000-seat complex located in Indianapolis, Indiana, the Polaris Amphitheater, a 20,000-seat complex located in Columbus, Ohio, and has a long-term lease to operate the Murat Centre, a 2,700-seat theater and 2,200-seat ballroom located in Indianapolis, Indiana. See "Certain Relationships and Related Transactions-- Delsener/Slater Employment Agreements."

RECENT ACQUISITIONS

     In February 1998, the Company acquired BGP, PACE, Pavilion Partners, Contemporary, and the Network Group and in March 1998, the Company acquired Concert/Southern. See "Business-- Recent Acquisitions."

     Acquisition of BGP

     On February 24, 1998, the Company, through the Company's wholly-owned subsidiary, BGP Acquisition, LLC acquired all of the outstanding capital stock of BGP, for a total consideration of $80.3 million, including $60.8 million in cash, $12.0 million in repayment of debt, which amount was at least equal to BGP's working capital (as defined in the acquisition agreement), and options to purchase 562,640 shares of Class A Common Stock of the Company. Such shares were valued by the parties at $13.33 per share, for a total share value of $7.5 million (the "BGP Acquisition"). The options shall become exercisable for no additional consideration upon consummation of the Spin-Off. If the Spin-Off shall not have occurred by June 30, 1998, the option holders may elect to sell the options to the Company at $13.33 per option plus interest from the closing date. The purchase price was financed from the proceeds of an offering exempt from the registration requirements of the Securities Act of the Notes, which was consummated on February 11, 1998 (the "Offering").

     Acquisition of PACE


     On February 25, 1998, the Company acquired all of the outstanding capital stock of PACE (the "PACE Acquisition"). In connection with the PACE Acquisition, the Company acquired 100% of Pavilion Partners, a partnership that owns interests in 10 venues ("Pavilion"), one-third through the acquisition of PACE and two-thirds through separate agreements between PACE and Viacom Inc. and certain of its affiliates ("Blockbuster") and between PACE and YM Corp. ("Sony") (the acquisition of such two-thirds interest, the "Pavilion Acquisition"). The total consideration for the PACE Acquisition was approximately $150.1 million, comprised of $109.5 million in cash, the repayment of approximately $20.6 million of debt and the issuance of 1.5 million shares of the Class A Common Stock. Such shares were valued by the parties at $13.33 per share for a total shares value of $20 million and will be issued upon consummation of the Spin-Off. The total consideration for the Pavilion Acquisition was approximately $90.6 million, comprised of $41.4 million in cash and the repayment of $43.1 million of debt and the assumption of approximately $6.1 million of debt related to a capital lease. The purchase price was financed from the proceeds of the Offering. In the event that the Spin-Off has not been consummated on or before July 1, 1998 and each third month thereafter, each selling stockholder in the PACE Acquisition will have the option to require the Company to pay $13.33 per share in cash in lieu of each share of the Class A Common Stock (the "PACE Option"). SFX Broadcasting has guaranteed the full and timely performance of all of the Company's obligations under the agreement relating to the PACE Acquisition until the shares of Class A Common Stock have been delivered or the PACE Option shall have been exercised by each selling stockholder in the PACE Acquisition.


     Acquisition of Contemporary


     On February 27, 1998, the Company acquired Contemporary Group (the "Contemporary Acquisition"). The Contemporary Acquisition involved the merger of Contemporary International Productions Corporation with and into the Company, the acquisition by a wholly-owned subsidiary of the Company of substantially all of the assets, excluding certain cash and receivables, of the remaining members of Contemporary and the acquisition of the 50% interest in the Riverport Amphitheatre Joint Venture not owned by Contemporary. The total consideration of the Contemporary Acquisition was approximately $101.4 million, comprised of $72.8 million in cash, a payment for working capital of $9.9 million, and $18.7 million in aggregate liquidation preference of shares of the Company's series A redeemable convertible preferred stock (the "Series A Preferred Stock") which, upon consummation of the Spin-Off, will automatically convert into 1,402,850 shares of the Class A Common Stock. Such shares of Class A Common Stock were valued by the parties at $13.33 per share. In the event that the Spin-Off is not consummated by July 1, 1998 the shares of Series A Preferred Stock will be redeemed by the Company for $18.7 million. SFX Broadcasting has guaranteed the repayment of the $18.7 million redemption price, which guarantee will terminate upon consummation of the Spin-off. The purchase price was financed by the borrowings under the Credit Facility and with the proceeds of the Offering.

     Acquisition of Network

     On February 27, 1998, the Company and its wholly-owned subsidiary, SFX Network Group, LLC ("SFX Network") acquired Network (the "Network Acquisition"). In the Network Acquisition, the Company, through SFX Network, acquired all of the outstanding capital stock of each of The Album Network, Inc. and SJS Entertainment Corporation and purchased substantially all of the assets and properties and assumed substantially all of the liabilities and obligations of The Network 40, Inc. The total purchase price was approximately $66.8 million, comprised of $52.0 million cash, a payment for working capital of $1.8 million, reimbursed seller's costs of $500,000, the purchase of an office building and related property for approximately $2.5 million and the issuance of approximately 750,188 shares of the Class A Common Stock upon consummation of the Spin-Off. Such shares were valued by the parties at $13.33 per share, for a total share value of $10 million. If the Spin-Off does not occur prior to June 30, 1998, at the option of the selling stockholders in the Network Acquisition, the Company may be required to pay $ 10 million (plus interest at a rate of 10% per annum from the date of closing) in lieu of issuance of the Class A Common Stock. In addition, the purchase price is subject to increase based on actual 1998 EBITDA (as defined) by $4.0 million if such EBITDA equals or exceeds $9.0 million to $14 million if EBITDA is greater than $11 million, and is payable in stock, or in certain circumstances in cash, no later than March 20, 1999. The $2.5 million purchase of the office building and related property used in connection with Network's business was comprised of cash of $700,000 and the assumption of debt of $1.8 million. The purchase price was financed by the borrowings under the Credit Facility. In connection with the Network Acquisition, the selling stockholders were reimbursed working capital (as defined in the acquisition agreement) in excess of $500,000. SFX Broadcasting has guaranteed the payment to the Network sellers of any such excess working capital.

     Acquisition of Concert/Southern

     On March 4, 1998, the Company, through its wholly-owned subsidiary, SFX Concerts, Inc., acquired Concert/Southern Promotions, a promoter of live music entertainment in the Atlanta metropolitan area, for a total consideration of $16.9 million (including the payments of the $1.6 million representing the present value of a deferred purchase obligation and $300,000 for the working capital adjustment.) The purchase price was financed by the borrowings under the Credit Facility.

     The foregoing descriptions do not purport to be complete descriptions of the terms of the acquisition agreements and are qualified by reference to the acquisition agreements, copies of which are attached hereto as exhibits and incorporated herein by reference. Pursuant to the acquisition agreements and the agreements related thereto, the Company, (i) under certain circumstances may be required to repurchase shares of its Class A Common Stock or make additional payments in connection therewith, (ii) has granted certain rights of first refusal certain of which are exercisable at 95% of the proposed purchase price, and (iii) in connection with the PACE Acquisition, has granted Brian Becker, the Executive Vice President, of the Office of the Chairman, and a director of the Company, the option to acquire, after the second anniversary of the consummation of the PACE Acquisition, the Company's then existing motor sports line of business (or, if that business has previously been sold, the Company's then existing theatrical line of business) at its then fair market value See "Business--Risk Factors--Control of Motor Sports and Theatrical Business".

     The approximately 4.2 million shares of the Class A Common Stock expected to be issued in connection with these acquisitions have been valued by the applicable parties at $13.33 per share for purposes of calculating the consideration to be given for the acquisitions. Such valuation is based upon certain financial projections developed jointly by the Company and the relevant sellers. There can be no assurance that the assumptions upon which the valuation is based will, in fact, be correct or that the valuation will approximate the actual trading price of the Class A Common Stock upon consummation of the Spin-Off.

     The cash portion of the purchase price for each of the Recent Acquisitions is subject to increase under certain circumstances, including, in particular, if the Company is unable to issue shares of its capital stock to certain of the sellers by virtue of having failed to consummate the Spin-Off or for any other reason. In that case, the aggregate cash consideration that would be owed to the sellers in the Recent Acquisitions would increase, in the aggregate, by approximately $56.2 million (plus interest in certain cases), resulting in a corresponding increase in debt and decrease in stockholders' equity. Although management believes that the Spin-Off is likely to occur, the Spin-Off is subject to certain conditions, some of which are outside of management's control. There can be no assurance that the Spin-Off will be consummated on the terms presently contemplated, or at all. In addition, the agreements relating to the Recent Acquisitions provide for certain other purchase price adjustments and future contingent payments in certain circumstances, certain of which could be material. There can be no assurance that the Company will be able to finance the payments. See "Risk Factors-- Risks Related to the Recent Acquisitions-- Liquidity and Capital Resources."

     The Recent Acquisitions were accounted for using the purchase method of accounting, and the intangible assets created in the purchase transactions will generally be amortized against future earnings over a 15-year period. The amount of amortization will be substantial and will continue to affect the Company's operating results in the future. These expenses, however, do not result in an outflow of cash by the Company and do not impact EBITDA.


SPIN-OFF AND SFX MERGER

     SFX Broadcasting was formed in 1992 principally to acquire and operate radio broadcasting stations. SFX Broadcasting currently operates in two lines of business: radio broadcasting and live entertainment. In August 1997, SFX Broadcasting agreed to merge its radio business with a subsidiary of SFX Buyer. Pursuant to the Merger Agreement, SFX Broadcasting (a) has contributed its live entertainment businesses to the Company and prior to the consummation of the SFX Merger (b) intends to distribute all of the outstanding shares of common stock of the Company to the holders of common stock, Series D preferred stock interest in SFX Broadcasting's director deferred stock ownership plan and certain warrants of SFX Broadcasting in the Spin-Off. The receipt of shares by stockholders of SFX Broadcasting pursuant to the Spin-Off will be a taxable transaction. SFX Broadcasting intends to consummate the Spin-Off on or prior to the consummation of the SFX Merger. The Spin-Off is subject to certain conditions, including (a) the acceptance for listing or trading of the Class A Common Stock, subject to official notice of issuance, on a national exchange or The Nasdaq Stock Market and (b) approval of the Spin-Off as presently contemplated by the stockholders of SFX Broadcasting scheduled to be held on March 26, 1998 There can be no assurance that the conditions to the Spin-Off will be satisfied. However, the Spin-Off is not conditioned on the consummation of the SFX Merger. Management believes that the Spin-Off is likely to be consummated in the second quarter of 1998, although there can be no assurance that the Spin-Off will be consummated on the terms described herein or at all. See "Business--Agreements Relating to the Spin-Off."

     Pursuant to the SFX Merger Agreement, if SFX Broadcasting fails or is otherwise unable to consummate the Spin-Off prior to the consummation of the SFX Merger, then SFX Broadcasting will be entitled to divest its interest in its live entertainment business in an alternate type of transaction. If SFX Broadcasting fails to consummate the Spin-Off or any alternate transaction prior to the SFX Merger, then SFX Buyer may elect either to consummate the SFX Merger (increasing the amount of cash consideration to be paid to SFX's stockholders in the SFX Merger by $42.5 million) or to terminate the SFX Merger Agreement. Additionally, part of the aggregate consideration to be paid to the sellers in the Recent Acquisitions is intended to consist of shares of the Class A Common Stock. If the Spin-Off does not occur, the Company would be unable to issue shares of its common stock to the sellers, and the aggregate cash consideration to be paid in the Recent Acquisitions would increase by approximately $56.2 million. Although management believes that the Spin-Off is likely to occur, the Spin-Off is subject to certain conditions, some of which are outside of management's control. There can be no assurance that the conditions to the Spin-Off will be fulfilled or that the Spin-Off will be consummated on the terms contemplated or at all. See "Business-- Risk Factors-- Risks Related to Recent Acquisitions" and "Business--Agreements Relating to the Spin-Off."

RESULTS OF OPERATIONS

     General

     The Company's operations consist primarily of (a) concert promotion and venue operation, (b) the promotion and production of theatrical events, particularly Touring Broadway Shows, and (c) the promotion and production of motor sports events. The Company and the Acquired Businesses also engage in various other activities ancillary to their live entertainment businesses.

     Concert Promotion/Venue Operation

     The Company's concert promotion and venue operation business consist primarily of the promotion of concerts and operation of venues primarily for use in the presentation of musical events. The Company's primary source of revenues from its concert promotion activities is from ticket sales at events promoted by the Company. As a venue operator, the Company's primary sources of revenue are sponsorships, concessions, parking and other ancillary services, derived principally from events promoted by the Company.

     Revenue from ticket sales is affected primarily by the number of events the Company promotes, the average ticket price and the number of tickets sold. The average ticket price depends on the popularity of the artist whom the Company is promoting, the size and type of venue and the general economic conditions and consumer tastes in the market where the event is being held. Revenue and margins are also affected significantly by the type of contract entered into with the artist or the artist's representative. Generally, the promoter or venue operator will agree to pay the artist the greater of a minimum guarantee or a profit sharing payment based on ticket revenue, less certain show expenses. The promoter or venue operator assumes the financial risk of ticket sales and is responsible for local production and advertising of the event. However, in certain instances, the promoter agrees to accept a fixed fee from the artist for its services, and the artist assumes all financial risk. When the promoter or venue operator assumes the financial risk, all revenue and expenses associated with the event are recorded. When the artist assumes the risk, only the fee is recorded. As a result, operating margins would be significantly greater for fee-based events as opposed to events for which the Company assumes the risk of ticket sales, although profits per event would tend to be lower. Operating margins can vary from period to period.

     The Company's most significant operating expenses are talent fees, production costs, venue operating expenses (including rent), advertising costs and insurance expense. The booking of talent in the concert promotion business generally involves contracts for limited engagements, often involving a small number of performances. Talent fees depend primarily on the popularity of the artist, the ticket price that the artist can command at a particular venue and the expected level of ticket sales. Production costs and venue operating expenses have substantial fixed cost components and lesser variable costs primarily related to expected attendance.

     Theatrical

     The Company's theatrical operations are directed mainly towards the promotion and production of Touring Broadway Shows, which generate revenues primarily from ticket sales and sponsorships. The Company may also participate in ancillary revenues, such as concessions and merchandise sales, depending on its agreement with a particular local promoter/venue operator. Revenue from ticket sales is primarily affected by the popularity of the production and the general economic conditions and consumer tastes in the particular market and venue where the production is presented. In order to reduce its dependency on the success of any single touring production, the Company sells advance annual subscriptions that provide the purchaser with tickets for all of the shows that the Company intends to tour in the particular market during the touring season. For the year ended December 31, 1997, approximately 34% of ticket sales for Touring Broadway Shows presented by the Company were sold through advance annual subscriptions. Subscriptions for Touring Broadway Shows typically cover approximately two-thirds of the Company's break-even cost point for those shows.

     Principal operating expenses related to touring shows include talent, rent, advertising and royalties. Talent costs are generally fixed once a production is cast. Rent and advertising expense may be either fixed or variable based on the arrangement with the particular local promoter/venue operator. Royalties are generally paid as a percentage of gross ticket sales.

     The Company also makes minority equity investments in original Broadway productions, principally as a means to obtain rights for touring shows, and in certain Touring Broadway Shows. These investments are accounted for using either the equity method or the cost method of accounting, based on the relative size of the investment. The Company monitors the recoverability of these investments on a regular basis, and the Company may be required to take write-offs if the original production closes or if the Company determines that the production will not recoup the investment. The timing of any write-off could adversely affect operating results in a particular quarter.

     Motor Sports

     The Company's motor sports activities consist principally of the promotion and production of specialized motor sports, which generate revenues primarily from ticket sales and sponsorships, as well as merchandising and video rights associated with producing motor sports events. Ticket prices for these events are generally lower than for theatrical or music concert events, generally ranging from $5 to $30 in 1996. Revenue from these sources is primarily affected by the type of event and the general economic conditions and consumer tastes in the particular markets and venues where the events are presented. Event-related revenues received prior to the event date are initially recorded on the balance sheet as deferred revenue; after the event occurs, they are recorded on the statement of operations as gross revenue. Expenses are capitalized on the balance sheet as prepaid expenses until the event occurs.

         Operating expenses associated with motor sports activities include talent, rent, track preparation costs, security and advertising. These operating expenses are generally fixed costs that vary based on the type of event and venue where the event is held.


     Under certain circumstances, the Company may be required to sell either its motor sports or theatrical lines of business. See "Business-- Risk Factors-- Control of Motor Sports and Theatrical Businesses."

     Other Businesses

     The Company's other principal businesses include (a) the production and distribution of radio industry trade magazines, (b) the production of radio programming content and show-prep material and (c) the provision of radio air play and music retail research services. The primary sources of revenues from these activities include (a) the sale of advertising space in its publications and the sale of advertising time on radio stations that carry its syndicated shows, (b) subscription fees for its trade publications and (c) subscription fees for access to its database of radio playlist and audience data. Revenues generally vary based on the overall advertising environment and competition.

     The Company also provides marketing and consulting services pursuant to contracts with individual clients for specific projects. Revenues from and costs related to these services vary based on the type of service being provided and the incremental associated costs.

     Seasonality

     The Company's operations and revenues are largely seasonal in nature, with generally higher revenue generated in the second and third quarters of the year. For example, on a pro forma basis for the Completed Acquisitions, the Company generated approximately 68% of its revenues in the second and third quarters for the twelve months ended December 31, 1997. The Company's outdoor venues are primarily utilized in the summer months and do not generate substantial revenue in the late fall, winter and early spring. Similarly, the musical concerts that the Company promotes largely occur in the second and third quarters. To the extent that the Company's entertainment marketing and consulting relate to musical concerts, they also predominantly generate revenues in the second and third quarters. Therefore, the seasonality of the Company's business causes (and will probably continue to cause) a significant variation in the Company's quarterly operating results. These variations in demand could have a material adverse effect on the timing of the Company's cash flows and, therefore, on its ability to service its obligations with respect to its indebtedness. However, the Company believes that this variation may be somewhat offset with the acquisition of typically non-summer seasonal businesses in the Recent Acquisitions, such as motor sports (which is winter-seasonal) and Touring Broadway Shows (which typically tour between September and May).

HISTORICAL RESULTS

     The following analysis of the historical operations of the Company, including the Completed Acquisitions, but excluding the Recent Acquisitions, includes, for comparative purposes, the historical operations of Delsener/Slater (the Company's predecessor) for the years ended December 31, 1995, 1996 and 1997.

Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

     The Company's concert promotion revenue increased by 91% to $96.1 million for the year ended December 31, 1997, compared to $50.4 million for the year ended December 31, 1996, as a result of the acquisitions of Sunshine Promotions and the Meadows Music Theater, which increased concert promotion revenue by $45.5 million. On a pro forma basis, assuming the acquisitions had been completed as of January 1, 1997, concert promotion revenue for the year ended December 31, 1997 would have been $110.4 million.

     Concert promotion operating expenses increased by 65% to $83.4 million for the year ended December 31, 1997, compared to $50.6 million for the year ended December 31, 1996, primarily as a result of the acquisitions of Sunshine Promotions and the Meadows Music Theater, which increased concert operating expenses revenue by $37.1 million, which was offset in part by decreased officer salary expense paid to the former owners of Delsener/Slater. On a pro forma basis, assuming that those acquisitions had been completed as of January 1, 1997, concert operating expenses would have been $96.7 million for the year ended December 31, 1997.

         Depreciation and amortization expense increased to $5.4 million for the year ended December 31, 1997, compared to $747,000 for the year ended December 31, 1996, due to the inclusion of $2.6 million of depreciation and amortization expense related to the acquisitions of Sunshine Promotions and the Meadows Music Theater lease and the additional depreciation and amortization recorded in 1997 related to the purchase of Delsener/Slater on January 2, 1997. In 1997, the Company recorded the fixed assets of Delsener/Slater at fair value and recorded an intangible asset equal to the excess of purchase price over the fair value of net tangible assets of Delsener/Slater, which was amortized over a 15 year period.

     Corporate expenses were $2.2 million for the year ended December 31, 1997, net of $1.8 million in fees received from Triathlon, compared to zero for the year ended December 31, 1996. These expenses represent the incremental costs of operating the Company's corporate offices, and therefore did not exist in 1996. The fees receivable from Triathlon are based on consulting services provided by or on behalf of Sillerman Communications Management Corporation, a private investment company in which Messrs. Sillerman and Tytel have economic interests, that makes investments in and provides financial consulting services to companies engaged in the media business ("SCMC"). The fees will fluctuate (above the minimum annual fee of $500,000) based on the level of acquisition and financing activities of Triathlon. SCMC previously assigned its rights to receive fees payable from Triathlon to SFX Broadcasting, and SFX Broadcasting will assign its rights to receive the fees to the Company, pursuant to the Distribution Agreement. Triathlon has previously announced that it is exploring ways of maximizing stockholder value, including a possible sale to a third party. If Triathlon is acquired by a third party, it is possible that the consulting fees would not continue for the remainder of the agreement's term. See "Certain Relationships and Related Transactions-- Triathlon Fees."

     Operating income was $5.1 million for the year ended December 31, 1997, compared to a loss of $1.1 million for the year ended December 31, 1996, due to the results discussed above.

     Interest expense, net of investment income, was $1.3 million in the year ended December 31, 1997, compared to net interest income of $138,000 for the year ended December 31, 1996, primarily as a result of assumption of additional debt related to the acquisitions of the Meadows Music Theater and Sunshine Promotions.

     Equity income in unconsolidated subsidiaries decreased 3% to $509,000 from $524,000.

     Income tax expense increased to $490,000 for the year ended December 31, 1997, compared to $106,000 for the year ended December 31, 1996, primarily as a result of higher operating income.

     The Company's net income increased to $3.8 million for the year ended December 31, 1997, as compared to a net loss of $515,000 for the year ended December 31, 1996, due to the factors discussed above.

     EBITDA increased to $10.5 million for the year ended December 31, 1997, compared to a negative $324,000 for the year ended December 31, 1996, as a result of the Completed Acquisitions, the reduction in officers' salary expense and improved operating results.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

     The Company's concert promotion revenue increased by 5.9% to $50.4 million for the year ended December 31, 1996, compared to $47.6 million for the year ended December 31, 1995, primarily as a result of an increase in concerts promoted and an increase in ticket prices.

     Concert promotion operating expenses increased by 7.2% to $50.6 million for the year ended December 31, 1996, compared to $47.2 million for the year ended December 31, 1995, primarily as a result of an increase in concert activity.

     Depreciation and amortization expense decreased slightly to $747,000 for the year ended December 31, 1996, compared to $750,000 for the year ended December 31, 1995.

     The Company's operating loss was $1.1 million for the year ended
December 31, 1996, compared to an operating loss of $362,000 for the year ended December 31, 1995, due to the results discussed above.

     Interest income, net of interest expense, increased by 306% to $138,000 for the year ended December 31, 1996, compared to $34,000 for the year ended December 31, 1995.

     Equity income in unconsolidated subsidiaries increased 8% to $524,000 from $488,000, primarily as result of the investment in the PNC Bank Arts Center, offset by lower income from the Company's other equity investments.

     The Company's state and local income tax expense increased to $106,000 for the year ended December 31, 1996, compared to $13,000 for the year ended December 31, 1995. This increase was primarily the result of the higher operating income.

     The Company's net loss was $515,000 for the year ended December 31, 1996, compared to net income of $147,000 for the year ended December 31, 1995, due to the factors discussed above.

     EBITDA was a negative $324,000 for the year ended December 31, 1996, compared to $388,000 for the year ended December 31, 1995, primarily as a result of higher officers' salary expense partially offset by lower general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal need for funds is to fund interest and debt service payments, future acquisitions, working capital needs, to make certain payments in connection with the Spin-Off and, to a lesser extent, capital expenditures. The Company anticipates that its principal source of funds will be the proceeds from the recent private placement of $350.0 million 9 1/8% Senior Subordinated Notes, borrowings under the Credit Facility, cash flows from operations and proceeds from an anticipated equity offering.

     Historical Cash Flows

     Net cash provided by operations was $1.0 million for the year ended December 31, 1997.

     Net cash used in investing activities for the year ended December 31, 1997 was $73.3 million. Cash used in investing activities in 1997 related primarily to the acquisitions of Delsener/Slater, Sunshine and the Meadows and capital expenditures.

     Net cash provided by financing activities for the year ended December 31, 1997 was $78.3 million. For the year ended December 31, 1997, cash provided by financing activities related primarily to the funding of the Completed Acquisitions by the Company.

     Completed Acquisitions

     In 1997, SFX Broadcasting consummated the acquisitions of Delsener/Slater ($23.6 million in cash plus $4.0 million of deferred payments), certain companies which own and operate the Meadows Music Theater ($0.9 million in cash plus shares of SFX Broadcasting's Class A common stock with a value at that time of approximately $7.5 million and the assumption of approximately $15.4 million of debt) and Sunshine Promotions ($53.9 million in cash plus $2.0 million in deferred payments, shares of SFX Broadcasting's Class A common stock with a value of approximately $4.0 million and the assumption of $1.6 million of debt). The present value of the future payments that the Company is required to pay in connection with the Completed Acquisitions is approximately $6.2 million.

     The foregoing includes a note in the original principal amount of $2.0 million, of which approximately $1.6 million is currently outstanding. Pursuant to the SFX Merger Agreement, the Company is responsible for the payments owing under the note, which by its terms accelerates upon the change of control of SFX Broadcasting resulting from the consummation of the SFX Merger.

     Recent Acquisitions

     The aggregate purchase price of the Recent Acquisitions was approximately $506.1 million, consisting of approximately $442.1 million in cash, including repayment of debt and payments for working capital, $7.8 million of assumed debt and the issuance of approximately 4.2 million shares of the Company's Common Stock with an attributed negotiated value of $56.2 million. In addition, in February 1998, the Company reimbursed SFX Broadcasting approximately $25.3 million for consent fees, capital expenditures, and other expenses related to the Recent Acquisitions, the Financing and the Spin-Off funded by SFX Broadcasting. The Company financed the Recent Acquisitions with the proceeds of the Offering and $150.0 million in borrowings under the Credit Facility. The Company incurred approximately $6.0 million in fees and expenses related to the Recent Acquisitions. Each of the agreements relating to the Recent Acquisitions provides that, if the Spin-Off is not completed on or before July 1, 1998, then the sellers may require the Company to increase the cash portion of the consideration by $56.2 million and the Company's stockholders' equity would decrease, and debt would increase, by a corresponding amount. Although management believes that the Spin-Off is likely to occur, the Spin-Off is subject to certain conditions, some of which are outside of management's control. There can be no assurance that the Spin-Off will be consummated on the terms presently contemplated, or at all. The price ascribed to the Class A Common Stock in the acquisition agreements is based on certain financial projections developed jointly by the Company and the sellers. There can be no assurance that the assumptions underlying the valuation will, in fact, be correct or that the valuation will approximate the actual trading price of the Class A Common Stock.

     In addition, the agreements relating to the Recent Acquisitions provide for certain other purchase price adjustments and future contingent payments. The Company granted the current owners of PACE the right to require the Company to repurchase up to one-third of the shares of stock to be issued to them in the PACE Acquisition during a specified period beginning five years after the closing date at a price of $33.00 per share for an estimated maximum obligation of $16.5 million. In certain circumstances, if the selling price of the Class A Common Stock is less than $13.33 per share, the Company may be required to make an offer to the sellers to provide an additional cash payment or additional shares of the Class A Common Stock, which each seller will have the option of taking. Pursuant to the terms of the Becker Employment Agreement, during the period between December 12, 1999 and December 27, 1999, Mr. Becker will have the option to, among other things, require the Company to purchase any stock or portion thereof (including vested and unvested options) granted to him by the Company and/or pay him an amount equal to the present value of the compensation payable during the remaining term of his employment agreement. See "Executive Compensation-- Employment Agreements and Arrangements with Certain Officers and Directors." In addition, in the Contemporary Acquisition agreement, the Company agreed to make payments to any Contemporary sellers who own shares of the Class A Common Stock on the second anniversary of the closing of the Contemporary Acquisition. These payments will be due only if the average trading price of the Class A Common Stock during the 20-day period ending on the anniversary date is less than $13.33 per share. There can be no assurance that the average trading price of the Class A Common Stock will be $13.33 per share at that time. In addition, the Company may be required to issue up to an additional $14.0 million of shares of the Class A Common Stock or, at the Company's option in certain circumstances, cash, if Network attains certain EBITDA targets (as defined in the Network Agreement) for the year ended December 31, 1998. No assurance can be given that the Spin-off will be completed on or before July 1, 1998 or at all, or that the Company will have sufficient cash or other available sources of capital to make any or all of the future or contingent payments described above. See " Business-- Risk Factors-Risks Related to Recent Acquisitions."

     Future Acquisitions

     The Company intends to pursue additional expansion opportunities and expects to continue to identify and negotiate with respect to substantial acquisitions in the live entertainment business and related business, certain of which may be consummated prior to the Spin-Off.

     Spin-Off

     Pursuant to the Tax Sharing Agreement, the Company will be responsible for any taxes of SFX Broadcasting resulting from the Spin-Off, including any income taxes but only to the extent that the income taxes result from gain on the distribution that exceeds the net operating losses of SFX Broadcasting available to offset such gain (including net operating losses generated in the current year prior to the Spin-Off). See "Business-- Agreements Relating to the Spin-Off." The actual amount of the indemnification gain will be based on the excess of the value of the Company's Common Stock distributed in the Spin-Off over the tax basis of that stock. The Company believes that the value of the Company's Common Stock for tax purposes will be determined by no later than the first trading day following the date on which the Company's Common Stock is distributed in the Spin-Off. Increases or decreases in the value of the Company's Common Stock subsequent to such date will not effect the tax liability. If the Company's Common Stock had a value of approximately $15 per share at the time of the Spin-Off, management believes that no material indemnification payment would be required. Such indemnification obligation would be approximately $4.0 million and would increase by approximately $7.7 million for each $1.00 increase above the per share valuation of $16. If the Company's Common Stock was valued at $22 1/2 per share, (the last sales price of the Class A Common Stock (trading on a when-issued basis) on the over the counter market on March 13, 1998), management estimates that the Company would have been required to pay approximately $54.0 million pursuant to such indemnification obligation. The Company expects that such indemnity payment will be due on or about June 15, 1998.

     The Company also expects to incur approximately $18.0 million in fees and expenses in connection with the Spin-Off. In addition, pursuant to the SFX Merger Agreement, the Company has agreed to assume SFX Broadcasting's obligations under the employment agreements of certain employees and senior management, including the obligation to make change of control payments to Messrs. Sillerman, Ferrel and Benson aggregating approximately $3.3 million, $1.5 million and $0.2 million, respectively. The assumed obligations will also include the duty to indemnify Messrs. Sillerman and Ferrel for one-half of any excise taxes that may be assessed against them in connection with the change of control payments. It is also anticipated that Mr. Sillerman's employment agreement with the Company will provide for certain indemnities relating to the SFX Merger. See "Certain Relationships and Related Transactions--Assumption of Employment Agreements; Certain Change of Control Payments" and "--Indemnification of Mr. Sillerman." In addition, pursuant to the Distribution Agreement, the Company will be required to indemnify SFX Broadcasting and each of its directors, officers and employees for any losses relating to the Company's assets and liabilities.

     In addition, pursuant to the Distribution Agreement, the Company will assume certain obligations of SFX Broadcasting, including two real estate leases on its executive offices. Such leases provide for annual rent of approximately $1.4 million. See "Agreements relating to the Spin-Off-- Distribution Agreements."

     Working Capital

     As required by the Distribution Agreement, by the time of the Spin-Off, SFX Broadcasting will contribute to the Company all of its concert and other live entertainment assets. At that time, the Company will assume all of SFX Broadcasting 's liabilities pertaining to the live entertainment businesses, along with certain other liabilities. Immediately after the Spin-Off, SFX Broadcasting will contribute to the Company an allocation of working capital in an amount estimated by SFX Broadcasting's management to be consistent with the proper operation of SFX Broadcasting. At the time of the SFX Merger, SFX Broadcasting will pay its positive Working Capital (if any) to the Company. If Working Capital is negative, then the Company must pay the amount of the shortfall to SFX Broadcasting. As of December 31, 1997, the Company estimates that Working Capital to be received by the Company would have been approximately $3.0 million (excluding the Series E Adjustment and the tax liability on the Spin-Off). The actual amount of Working Capital as of the closing of the SFX Merger may differ substantially from the amount as of December 31, 1997, and will be a function of, among other things, the operating results of SFX Broadcasting through the date of the SFX Merger, the actual cost of consummating the SFX Merger and the related transactions. SFX Broadcasting will also incur certain other significant expenses prior to the consummation of the SFX Merger that could reduce Working Capital, including the payment of interests and dividends on SFX Broadcasting's debt, approximately $8.3 million payable in connection with the Meadows Repurchase and the amount of any settlement paid by SFX Broadcasting in connection with the SFX Merger shareholder litigation. Working Capital will also be reduced by at least $2.1 million pursuant to the Series E Adjustment. In addition, prior to or at the time of the Spin-Off, the Company must repay sums advanced to it by SFX Broadcasting for certain acquisitions or capital expenditures after August 24, 1997 and which have not been repaid. In February 1998, the Company reimbursed SFX Broadcasting approximately $25.3 million for consent fees, capital expenditures and other acquisition related fees previously funded by SFX Broadcasting. The Company intends to repay these amounts from the proceeds of the Financing. SFX Broadcasting may advance additional amounts to the Company for these purposes before the consummation of the Spin-Off. See "Business-- Risk Factors--Working Capital Adjustments and Repayment of Advances," "Business--Agreements Relating to the Spin-Off-- Distribution Agreement" and "-- Meadows Repurchase."

     Meadows Repurchase

     The Company may assume the obligation to exercise an option held by SFX Broadcasting to repurchase 250,838 shares of SFX Broadcasting's Class A Common Stock for an aggregate purchase price of $8.3 million (the "Meadows Repurchase"). This option was granted in connection with the acquisition of the Meadows Music Theater. If the option were exercised by SFX Broadcasting, the exercise would result in a reduction of Working Capital by approximately $8.3 million. If the option were not exercised, Working Capital would decrease by approximately $10.5 million.

     Interest on Notes and Borrowings Under the Credit Facility

     On February 11, 1998, the Company completed the private placement of $350.0 million of 9 1/8% Senior Subordinated Notes. Interest is payable on the Notes on February 1 and August 1 of each year. In addition, the Company borrowed $150.0 million under the Credit Facility at an interest rate of approximately 8.07%. See "-- Sources of Liquidity."

     The degree to which the Company is leveraged will have material consequences to the Company. The Company's ability to obtain additional financing in the future for acquisitions, working capital, capital expenditures, general corporate or other purposes are subject to the covenants contained in the instruments governing its indebtedness. A substantial portion of the Company's cash flow from operations will be required to be used to pay principal and interest on its debt and will not be available for other purposes. The Indenture and the credit agreement with respect to the Credit Facility (the "Credit Agreement") contain restrictive financial and operating covenants, and the failure by the Company to comply with those covenants would result in an event of default under the applicable instruments, which in turn would permit acceleration of the debt under the instruments (and in some cases acceleration of debt under other instruments that contain cross-default or cross-acceleration provisions). The Company will be more vulnerable to economic downturns and could also be limited in its ability to withstand competitive pressures and in its flexibility in reacting to changes in its industry and general economic conditions. These consequences are not exhaustive; the Company's indebtedness could also have other adverse consequences. See "Business-- Risk Factors-- Substantial Leverage."

     The Company's ability to make scheduled payments of principal of, to pay interest on or to refinance its debt depends on its future financial performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control, as well as the success of the businesses to be acquired and the integration of these businesses into the Company's operations. There can be no assurance that the Company will be able to make planned borrowings (including under the Credit Facility), that the Company's business will generate sufficient cash flow from operations, or that future borrowings will be available in an amount to enable the Company to service its debt and to make necessary capital or other expenditures. The Company may be required to refinance a portion of the principal amount of its indebtedness prior to their respective maturities. There can be no assurance that the Company will be able to raise additional capital through the sale of securities, the disposition of assets or otherwise for any refinancing. See "Business-- Risk Factors."

     Capital Expenditures

     Capital expenditures totaled $2.1 million in the year ended December 31, 1997. Capital expenditures in 1997 included cash paid for expansion and renovations at the Jones Beach Amphitheater, improvements at other venues and computer and other operating equipment. The Company expects that capital expenditures in fiscal year 1998 will be substantially higher than current levels, due to the planned capital expenditures of approximately $26.0 million for 1998 at existing venues (including $14.0 million initially planned for the expansion and renovation of the Jones Beach Amphitheater and $12.0 million planned for the expansion and renovation of the PNC Bank Arts Center) and capital expenditures requirements of the Acquired Businesses, including $10.0 million for the construction of a new amphitheater serving the Seattle, Washington market.

     Future Charges to Earnings

     The Company anticipates entering into employment agreements with certain of its executive officers before the Spin-Off. In connection with these agreements, the Board, on the recommendation of its Compensation Committee, agreed to sell to the executive officers an aggregate of 650,000 shares of the Company's Class B Common Stock and 190,000 shares of the Class A Common Stock at a purchase price of $2.00 per share. The shares will be issued on or about the Spin-Off Distribution Date. The Company will record a non-cash compensation charge at the date of the grant equal to the fair market value of the shares less the aggregate purchase price paid for such shares. See "Executive Compensation-Employment Agreements and Arrangements with Certain Officers and Directors."

     In addition, the Board, on the recommendation of its Compensation Committee, also has approved the issuance of stock options exercisable for an aggregate of 245,000 shares of the Class A Common Stock. The options will vest over five years and will have an exercise price of $5.50 per share. The Company will record non-cash compensation charges over the five-year exercise period to the extent that the fair value of the underlying the Class A Common Stock exceeds the exercise price less the aggregate purchase price.

     Further, the consummation of the Recent Acquisitions and other future acquisitions will result in substantial charges to earnings relating to interest expense and the recognition and amortization of goodwill. As of December 31, 1997, the Company's goodwill was approximately $60.3 million. This balance will substantially increase in 1998 due to the Recent Acquisitions. Goodwill is being amortized using the straight line method over 15 years.

     Year 2000 Compliance

     The Company has addressed the risks associated with Year 2000 compliance with respect to its accounting and financial reporting systems and is in the process of installing new accounting and reporting systems. These systems are expected to provide better reporting, to allow for more detailed analysis, to handle both the Recent and the Completed Acquisitions and to be Year 2000 compliant. The Company anticipates that the cost of implementing these systems will be approximately $2.0 million. The Company is in the process of examining Year 2000 compliance issues with respect to its vendors and does not anticipate that it will be subject to a material impact in this area.

     Sources of Liquidity

     As of December 31, 1997, the Company's cash and cash equivalents totaled $
5.9 million. As a subsidiary of SFX Broadcasting, the Company has incurred and, as a stand-alone entity, will continue to incur substantial amounts of indebtedness. In February of 1998, the Company received net proceeds of $339.5 million from its private placement of the Notes and borrowed $150.0 million under the Credit Facility (the "Financing"). The proceeds from the Financing were used to consummate the Recent Acquisitions, including the cash purchase price, debt repayments, and working capital payments of approximately $442.1 million, and to pay approximately $6.0 million of certain fees and expenses related to the Recent Acquisitions . The Company's cash and cash equivalents as of March 4, 1998 were $80.8 million.

     As of December 31, 1997, the Company's consolidated indebtedness would have been approximately $517.7 million on a pro forma basis giving effect to the Spin-Off, the Recent Acquisitions, the Financing and the SFX Merger (assuming that the Spin-Off and the SFX Merger occur on the terms currently contemplated). The total amount of the Company's indebtedness could increase substantially if the Spin-Off does not occur on the terms currently contemplated as described above. In addition, the Company may incur indebtedness from time to time to finance acquisitions, for capital expenditures or for other purposes. See "Business-- Risk Factors-- Substantial Leverage."

     The Credit Facility consists of a $150.0 million seven year reducing revolving facility (the "Revolver") and a $150.0 million eight year term loan (the "Term Loan"). The Company's ability to make significant borrowings under the Credit Agreement will depend upon its ability to increase cash flows or to acquire assets from its existing operations which generate significant cash flows. Loans outstanding under the Credit Facility will bear interest, at the Company's option, at 1.875 to 2.375 percentage points over LIBOR or the greater of the Federal Funds rate plus 0.50% or BNY's prime rate. The interest rate spreads on the Term Loan and the Revolver will be adjusted based on the Company's Total Leverage Ratio (as defined in the Credit Agreement). The Company will pay a per annum commitment fee on unused availability under the Revolver of 0.50% to the extent that the Company's Leverage Ratio is greater than or equal to 4.0 to 1.0, and 0.375% if such ratio is less than 4.0 to 1.0 and a per annum letter of credit fee equal to the Applicable LIBOR Margin (as defined in the Credit Agreement) for the Revolver then in effect. The Revolver and Term Loan contain provisions providing that, at its option and subject to certain conditions, the Company may increase the amount of either the Revolver or Term Loan by $50.0 million. The Revolver and Term Loan contain usual and customary covenants, including limitations on (a) line of business, (b) additional indebtedness, (c) liens, (d) acquisitions, (e) asset sales, (f) dividends, repurchases of stock and other cash distributions, (g) total leverage, (h) senior leverage and (i) ratios of Operating Cash Flow (as defined in the Credit Agreement) to pro forma interest expense, debt service and fixed charges. The Company's obligations under the Revolver and Term Loan are by substantially all of its assets, including property, stock of subsidiaries and accounts receivable and guaranteed by the Company's subsidiaries.

     The Company will require additional financing in order to make all of the payments described above, including the anticipated tax indemnification obligation to SFX (approximately $54.0 million based on the trading price (on a when-issued basis) of the Class A Common Stock on March 13, 1998), planned capital expenditures (approximately $38.0 million), fees and expenses related to the Spin-Off (estimated to be approximately $18.0 million), certain change of control payments to executive officers ($5.0 million) and the Meadows Repurchase (at least $8.3 million). The Company's ability to issue preferred stock or debt securities or to borrow under its Credit Facility may be significantly impacted by the covenants in the Credit Facility and/or the Indenture relating to the Notes. To the extent that available borrowings are insufficient under the Credit Facility, debt financing is not available or that management determines that debt financing or the issuance of preferred stock is inadvisable in view of the Company's capital structure, management currently anticipates that, upon the consummation of the Spin-Off, such obligations will be financed through a public offering of not less than $125 million of Class A Common Stock. If the Class A Common Stock were valued at $22 1/2 per share (the last sales price of Class A Common Stock (trading on a when-issued basis) on the over-the-counter market on March 13, 1998), approximately 5.6 million shares of Class A Common Stock would be issued in such offering. There can be no assurance that SFX Entertainment will be able to complete the offering or obtain alternative financing on acceptable terms or at all. Any offering of Class A Common Stock would be dilutive to the ownership interests of the Company's then-existing stockholders and the trading price of the Class A Common Stock may be adversely affected. Any debt financing would require payments of principal and interest and would adversely impact the Company's cash flows.

     Furthermore, certain agreements of the Company, including the Distribution Agreement, the Tax Sharing Agreement, certain employment agreements and the agreements relating to the Recent Acquisitions provide for tax and other indemnities, purchase price adjustments and future contingent payments in certain circumstances. There can be no assurance that the Company will have sufficient sources of funds to make such payments should they come due. In addition, consistent with its operating strategy, the Company intends to pursue additional expansion opportunities and expects to continue to identify and negotiate with respect to substantial acquisitions in the live entertainment business, certain of which may be consummated prior to the Spin-Off. See "Business-- Risk Related to Recent Acquisitions."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements on page F1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with the Company's accountants on accounting matters or financial disclosure.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     Pursuant to the Company's Certificate of Incorporation and By-laws, the business of the Company is managed by the Board. The Board will conduct its business through meetings of the board and its committees. The standing committees of the Board are described below.

     The By-laws of the Company authorize the Board to fix the number of directors from time to time. The initial number of directors of the Company is nine. All directors hold office until the next annual meeting of stockholders following their election or until their successors are elected and qualified. Officers of the Company are to be elected annually by the Board and serve at the Board's discretion. In the election of directors, the holders of the Class A Common Stock will be entitled by class vote, exclusive of all other stockholders, to elect two-sevenths (rounded up) of the directors to serve on the Board, with each share of the Class A Common Stock entitled to one vote.


     Currently, the Board consists of the individuals who are currently serving as directors of SFX Broadcasting and Brian Becker who was appointed to the Board upon the consummation of the PACE Acquisition. All of the individuals who currently serve as directors of SFX Broadcasting will cease to be directors of SFX Broadcasting at the time of the consummation of the SFX Merger. If the SFX Merger Agreement is terminated, Messrs. Dugan, Kramer and O'Grady have indicated that they will promptly resign from their positions as directors of the Company, and the Board will appoint three new independent directors, to serve until the next annual meeting of the stockholders of the Company. The directors of the Company will hold office until the next annual meeting of stockholders of the Company or until their successors are duly elected and qualified.

     All of the executive officers of the Company other than Mr. Becker (the "Executive Officers") are currently responsible for the management of SFX Broadcasting. It is anticipated that, prior to the Spin-Off, such Executive Officers will enter into five year employment agreements with the Company that will be similar to their existing employment agreements with SFX

Broadcasting (except that Mr. Armstrong's employment agreement is expected to provide that he will serve as an executive vice president of the Company but not as the chief operating officer). See "--Employment Agreements and Arrangements with Certain Officers and Directors." These employment agreements will become effective immediately at the time of consummation of the SFX Merger. During the period following the Spin-Off and prior to the consummation of the SFX Merger, the Executive Officers who currently serve as officers of SFX Broadcasting will continue to devote as much time as they deem necessary to conduct the operations of the Company consistent with their obligations to SFX Broadcasting. If the Merger Agreement is terminated for any reason, such Executive Officers will continue to perform services to both SFX Broadcasting and the Company until SFX Broadcasting is able to hire suitable replacements for these Executive Officers. If the SFX Merger Agreement is terminated, SFX Broadcasting intends to seek another buyer for the radio broadcasting business.

     SFX Broadcasting and Messrs. Sillerman and Ferrel have reached agreements in principle that Messrs. Sillerman and Ferrel will serve as officers and directors of the Company; however, if the Spin-Off Proposal is not approved, there can be no assurance that they will serve in any such capacity, in which event SFX Broadcasting intends to pursue alternative means of disposing of the Company. See "Business-- Risk Factors-- Dependence on Key Personnel."

     The following table sets forth information as to the Directors and the Executive Officers of the Company:


                                                                                               DIRECTOR
 NAME                                                                                           OF SFX             AGE AS OF
                             POSITION(S) HELD WITH             POSITION(S) HELD WITH SFX      BROADCASTING        DECEMBER 31,
                                  THE COMPANY                      BROADCASTING                 SINCE                1997
----------------------------------------------------------------------------------------------------------------------------------
Robert F.X. Sillerman     Director, Executive Chairman and      Director and Executive           1992                 49
                          Member of the Office of the Chairman    Chairman

Michael G. Ferrel         Director, President, Chief            Director, President and Chief    1996                 48
                          Executive Officer and Member of the       Executive Officer
                             Office of the Chairman

Brian Becker              Director, Executive Vice President        None                           --                 41
                          and Member of the Office of the
                          Chairman

D. Geoffrey Armstrong     Director and Executive Vice           Director, Chief Operating        1993                 40
                          President                             Officer and Executive Vice
                                                                President

Howard J. Tytel           Director, General Counsel,            Director, General Counsel,       1993                 50
                          Secretary and Executive Vice          Secretary and Executive Vice
                          President                             President

Thomas P. Benson          Director, Vice President and Chief    Director and Chief Financial     1996                 35
                          Financial Officer                     Officer


Richard A. Liese          Director, Vice President and          Director, Vice President and     1995                 47
                           Assistant General Counsel            Assistant General Counsel

James F. O'Grady, Jr.     Director                              Director                         1993                 69

Paul Kramer               Director                              Director                         1993                 65

Edward F. Dugan           Director                              Director                         1996                 63

     ROBERT F.X. SILLERMAN has served as the Executive Chairman of SFX Broadcasting since July 1, 1995, and from 1992 through June 30, 1995, he served as Chairman of the Board of Directors and Chief Executive Officer of SFX Broadcasting. Mr. Sillerman is Chairman of the Board of Directors and Chief Executive Officer of SCMC, a private company that makes investments in and provides financial consulting services to companies engaged in the media business, and of TSC, a private company that makes investments in and provides financial advisory services to media-related companies. Through privately held entities, Mr. Sillerman controls the general partner of Sillerman Communications Partners, L.P., an investment partnership. Mr. Sillerman is also the Chairman of the Board and a founding stockholder of Marquee, a publicly-traded company organized in 1995, which is engaged in various aspects of the sports, news and other entertainment industries. Mr. Sillerman is also a founder and a significant stockholder of Triathlon, a publicly-traded company that owns and operates radio stations in medium and small-sized markets in mid-western and western United States. For the last twenty years, Mr. Sillerman has been a senior executive of and principal investor in numerous entities operating in the broadcasting business. In 1993, Mr. Sillerman became the Chancellor of the Southampton campus of Long Island University.

     MICHAEL G. FERREL has been the President, Chief Executive Officer and a Director of SFX Broadcasting since November 22, 1996. Mr. Ferrel served as President and Chief Operating Officer of MMR, a wholly-owned subsidiary of SFX Broadcasting , and a member of MMR's board of directors since MMR's inception in August 1992 and as Co-Chief Executive Officer of MMR from January 1994 to January 1996, when he became the Chief Executive Officer. From 1990 to 1993, Mr. Ferrel served as Vice President of Goldenberg Broadcasting, Inc. the former owner of radio station WPKX-FM, Springfield, Massachusetts, which was acquired by MMR in July 1993.

     BRIAN E. BECKER has served as Chief Executive Officer of PACE since 1994 and was appointed as President of PACE in 1996. He first joined PACE as the Vice President and General Manager of PACE's theatrical division at the time of that division's formation in 1982, and subsequently directed PACE's amphitheater development efforts. He served as Vice Chairman of PACE from 1992 until he was named its Chief Executive Officer in 1994.

     D. GEOFFREY ARMSTRONG has been the Chief Operating Officer and an Executive Vice President of SFX Broadcasting since November 22, 1996 and has served as a Director of SFX Broadcasting since 1993. Mr. Armstrong became the Chief Operating Officer of SFX Broadcasting in June 1996 and the Chief Financial Officer, Executive Vice President and Treasurer of SFX Broadcasting in April 1995. Mr. Armstrong was Vice President, Chief Financial Officer and Treasurer of SFX Broadcasting from 1992 until March 1995. He had been Executive Vice President and Chief Financial Officer of Capstar, a predecessor of SFX Broadcasting, since 1989. From 1988 to 1989, Mr. Armstrong was the Chief Executive Officer of Sterling Communications Corporation.

     HOWARD J. TYTEL has been a Director, General Counsel, Executive Vice President and Secretary of SFX Broadcasting since 1992. Mr. Tytel is Executive Vice President, General Counsel and a Director of SCMC and TSC and holds an economic interest in those companies. Mr. Tytel is a Director and a founder of Marquee and a founder of Triathlon. Mr. Tytel was a Director of Country Music Television from 1988 to 1991. From March 1995 until March 1997, Mr. Tytel was a Director of Interactive Flight Technologies, Inc., a publicly-traded company providing computer-based in-flight entertainment. For the last twenty years, Mr. Tytel has been associated with Mr. Sillerman in various capacities with entities operating in the broadcasting business. Since 1993, Mr. Tytel has been Of Counsel to the law firm of Baker & McKenzie, which currently represents SFX Broadcasting, the Company and other entities with which Messrs. Sillerman and Tytel are affiliated, on various matters.

     THOMAS P. BENSON has been the Chief Financial Officer and a Director of SFX Broadcasting since November 22, 1996. Mr. Benson became the Vice President of Financial Affairs of SFX in June 1996. He was the Vice President--External and International Reporting for American Express Travel Related Services Company from September 1995 to June 1996. From 1984 through September 1995, Mr. Benson worked at Ernst & Young LLP as a staff accountant, senior accountant, manager and senior manager.

     RICHARD A. LIESE has been a Director, Vice President and Associate General Counsel of SFX Broadcasting since 1995. Mr. Liese has also been the Assistant General Counsel and Assistant Secretary of SCMC since 1988. In addition, from 1993 until April 1995, he served as Secretary of MMR.

     JAMES F. O'GRADY, JR. has been President of O'Grady and Associates, a media brokerage and consulting company, since 1979. Mr. O'Grady has been a Director of Orange and Rockland Utilities, Inc. and of Video for Broadcast, Inc. since 1980 and 1991, respectively. Mr. O'Grady has been the co-owner of Allcom Marketing Corp., a corporation that provides marketing and public relations services for a variety of clients, since 1985, and has been Of Counsel to Cahill and Cahill, Brooklyn, New York, since 1986. He also served on the Board of Trustees of St. John's University from 1984 to 1996, and has served as a Director of The Insurance Broadcast System, Inc. since 1994.

     PAUL KRAMER has been a partner in Kramer & Love, financial consultants specializing in acquisitions, reorganizations and dispute resolution, since 1994. From 1992 to 1994, Mr. Kramer was an independent financial consultant. Mr. Kramer was a partner in the New York office of Ernst & Young LLP from 1968 to 1992, and from 1987 to 1992 was Ernst & Young's designated Broadcasting Industry Specialist.

     EDWARD F. DUGAN is President of Dugan Associates Inc., a financial advisory firm to media and entertainment companies, which he founded in 1991. Mr. Dugan was an investment banker with Paine Webber Inc., as a Managing Director, from 1978 to 1990, with Warburg Paribas Becker Inc., as President, from 1975 to 1978 and with Smith Barney Harris Upham & Co., as a Managing Director, from 1961 to 1975.

     Audit Committee

     The Audit Committee will review (and report to the Board) on various auditing and accounting matters, including the selection, quality and performance of the Company's internal and external accountants and auditors, the adequacy of its financial controls, and the reliability of financial information reported to the public. The Audit Committee will also review certain related-party transactions and potential conflict-of-interest situations involving officers, directors or stockholders of the Company. The members of the Audit Committee are Messrs. Kramer, O'Grady and Dugan.

     Compensation Committee

     The Compensation Committee will review and make recommendations with respect to certain of the Company's compensation programs and compensation arrangements with respect to certain officers, including Messrs. Sillerman, Ferrel, Armstrong, Tytel, Benson and Liese. The members of the Compensation Committee are Messrs. Kramer, O'Grady and Dugan, none of whom is a current or former employee or officer of SFX Broadcasting or the Company.

     Compensation Committee Interlocks and Insider Participation

     The Compensation Committee is comprised of Messrs. Kramer, O'Grady and Dugan. The Board has approved the issuance of shares of the Class A Common Stock to holders as of the Spin-Off Record Date of stock options or SARs of SFX Broadcasting , whether or not vested. The issuance was approved to allow the holders of these options and SARs to participate in the Spin-Off in a similar manner to holders of SFX's Class A common stock. In connection with this issuance, Messrs. Kramer, O'Grady and Dugan will receive 13,000, 13,000 and 3,000 shares of the Class A Common Stock, respectively.

     Stock Option Committee

     The Stock Option Committee will grant options, determine which employees and other individuals performing substantial services to the Company may be granted options and determine the rights and limitations of options granted under the Company's plans. The members of the Stock Option Committee are Messrs. Kramer, O'Grady and Dugan.

     Stock Option and Restricted Stock Plan

     The Board and SFX Broadcasting, as sole stockholder of the Company, have approved and adopted the Company's 1998 Stock Option and Restricted Stock Plan, providing for the issuance of up to 2,000,000 shares of the Class A Common Stock. The purpose of the plan is to provide additional incentive to officers and employees of the Company. Each option granted under the plan will be designated at the time of grant as either an "incentive stock option" or a "non-qualified stock option." The plan will be administered by the Stock Option Committee. The Board has approved the issuance of stock options exercisable for an aggregate of 245,000 shares under the plan. See "Executive Compensation-Employment Agreements and Arrangements with Certain Officers and Directors."

     Compensation of Directors

     Directors employed by the Company will receive no compensation for meetings they attend. Each director not employed by the Company will receive a fee of $1,500 for each Board meeting he attends, in addition to reimbursement of travel expenses. Each non-employee director who is a member of a committee will also receive $1,500 for each committee meeting he attends that is not held in conjunction with a Board meeting. If the committee meeting occurs in conjunction with a Board meeting, each committee member will receive an additional $500 for each committee meeting he attends. In addition, the Company will pay each director an annual retainer of $30,000, of which one-half will be paid in cash and one-half will be paid in shares of the Class A Common Stock.

ITEM 11.  EXECUTIVE COMPENSATION

     The Company did not pay any compensation to the current Executive Officers in 1997. The Company anticipates that during 1998 its most highly compensated executive officers will be Messrs. Sillerman, Ferrel, Armstrong, Tytel and, Becker. See "-- Employment Agreements and Arrangements with Certain Officers and Directors."

         It is anticipated that compensation for the Executive Officers and for other executives will consist principally of base salary, an annual incentive bonus opportunity and long-term stock-based incentive awards. All direct and indirect remuneration of all Executive Officers and certain other executives will be approved by the Compensation and Stock Option Committees.

         It is anticipated that the Board will, after the Spin-Off, grant shares of the Class A Common Stock to holders as of the Spin-Off Record Date of stock options or SARs of SFX Broadcasting, whether or not vested. See "Certain Relationships and Related Transactions--Issuance of Stock to Holders of SFX Broadcasting`s Options and SARs."

EMPLOYMENT AGREEMENTS AND ARRANGEMENTS WITH CERTAIN OFFICERS AND DIRECTORS

     The Company anticipates that it will enter into employment agreements with all of the Executive Officers prior to the consummation of the Spin-Off, and that the employment agreements (except for Mr. Becker's employment agreement which is described below) will become effective immediately after the consummation of the SFX Merger. It is anticipated that the employment agreements will provide for annual base salaries of $500,000 for Mr. Sillerman, $350,000 for Mr. Ferrel, $325,000 for Mr. Armstrong, $300,000 for Mr. Tytel and $235,000 for Mr. Benson. Each executive officer is expected to receive a bonus to be determined annually in the discretion of the Board, on the recommendation of the Compensation Committee. Each employment agreement will be for a term of five years, and unless terminated or not renewed by the Company or the employee, the term will continue thereafter on a year-to-year basis on the same terms existing at the time of renewal. It is anticipated that each of the agreements will provide for payments and other benefits to be mutually agreed upon, if the employee's employment terminates following a change of control.

     In connection with entering into the employment agreements, the Board (on the review and recommendation of the Compensation Committee) approved the following sales of restricted stock: 500,000 shares of the Company's Class B Common Stock to Mr. Sillerman, 150,000 shares of the Company's Class B Common Stock to Mr. Ferrel, 100,000 shares of the Class A Common Stock to Mr. Armstrong, 80,000 shares of the Class A Common Stock to Mr. Tytel and 10,000 shares of the Class A Common Stock to Mr. Benson. The shares of restricted stock are to be sold to the officers at a purchase price of $2.00 per share. For a period of three years from issuance, the restricted stock may not be transferred and will be subject to forfeiture if an unwaived event of default is called on certain indebtedness, including the Notes and the debt to be incurred under the Credit Facility. In addition, in connection with entering into the employment agreements, the Board (on the review and recommendation of the Compensation Committee) also approved the issuance, effective upon consummation of the Spin-Off, of the following stock options exercisable for shares of the Class A Common Stock: options to purchase 120,000 shares to Mr. Sillerman, options to purchase 50,000 shares to Mr. Ferrel, options to purchase 40,000 shares to Mr. Armstrong, options to purchase 25,000 shares to Mr. Tytel and options to purchase 10,000 shares to Mr. Benson. The options will vest over five years and will have an exercise price of $5.50 per share.

     Until the closing date of the SFX Merger, the Executive Officers (other than Mr. Becker) will continue to be employed by SFX Broadcasting (at SFX Broadcasting's expense), but will devote as much time as they deem reasonably necessary, consistent with their obligations to SFX Broadcasting, in support of the Company on a basis consistent with the time and scope of services that they devoted to the live entertainment business prior to the Spin-Off. Effective immediately prior to the consummation of the SFX Merger, the Company will assume all obligations arising under any employment agreement or arrangement (written or oral) between SFX Broadcasting or any of its subsidiaries and the Executive Officers, other than the rights, if any, of the Executive Officers to receive options at the time of their termination following a change of control of SFX Broadcasting(as defined in their respective employment agreements) and all existing rights to indemnification. The Company will assume the obligation to make change of control payments under Messrs. Sillerman's, Ferrel's and Benson's existing employment agreements with SFX Broadcasting of approximately $3.3 million, $1.5 million and $0.2 million, respectively. The Company will also indemnify SFX Broadcasting and its subsidiaries from all obligations arising under the assumed employment agreements or arrangements (except in respect of the termination options and all existing rights to indemnification).

     Becker Employment Agreement

     As a condition to the execution of the PACE Agreement, the Company entered into an employment agreement with the Chief Executive Officer and President of PACE, Mr. Brian Becker (the "Becker Employment Agreement"). The Becker Employment Agreement has a term of five years commencing on February 25, 1998. Mr. Becker will continue as President and Chief Executive Officer of PACE. In addition, for the term of his employment, Mr. Becker will serve as (a) a member of SFX Entertainment's Office of the Chairman, (b) an Executive Vice President of the Company and (c) a director of each of PACE and the Company (subject to shareholder approval). During the term of his employment, Mr. Becker will receive (a) a base salary of $294,000 for the first year, $313,760 for each of the second and third years and $334,310 for each of the fourth and fifth years and (b) an annual bonus in the discretion of the Board.

     The Company has agreed that it will not sell either the theatrical or motor sports line of business of PACE prior February 25, 1999. If the Company sells either line of business after the first anniversary, it has agreed not to sell the other line of business prior to 15 days past the second anniversary of the PACE Acquisition. The Becker Employment Agreement provides that Mr. Becker will have a right of first refusal (the "Becker Right of First Refusal") if, between the first and second anniversary of the PACE Acquisition, the Company receives a bona fide offer from a third party to purchase all or substantially all of either the theatrical or motor sports lines of business at a price equal to 95% of the proposed purchase price. The Fifth Year Put Option (as defined in the PACE Agreement) will also be immediately exercisable as of such closing. If that Mr. Becker does not exercise his right of first refusal and either of the theatrical or motor sports line of business is sold, then he will have an identical right of first refusal for the sale of the remaining line of business beginning on the second anniversary of the PACE Acquisition and ending six months thereafter. Mr. Becker will be paid an administrative fee of $100,000 if he does not exercise his right of first refusal and the Company does not consummate the proposed sale. Mr. Becker would thereafter retain all rights to the Becker Right of First Refusal.

     Beginning on the second anniversary of the date of the Becker Employment Agreement (December 12, 1999), Mr. Becker will have the option (the "Becker Second Year Option"), exercisable within 15 days thereafter, to elect one or more of the following: to (a) put any stock or portion thereof (including any vested and unvested options to purchase stock) and/or any compensation to be paid to Mr. Becker by the Company; (b) become a consultant to the Company for no more than an average of 20 hours per week for the remainder of the term and with the same level of compensation set forth in the Becker Employment Agreement; or (c) acquire PACE's motor sports line of business (or, if that line of business was previously sold, PACE's theatrical line of business) at its fair market value as determined in the Becker Employment Agreement.

     The Becker Employment Agreement may be terminated (a) by the Company for Cause (as defined in the Becker Employment Agreement), (b) by the Company for Mr. Becker's death or permanent disability or (c) by Mr. Becker at any time for any reason or upon exercise of the Becker Second Year Option.

     In addition, Mr. Becker's employment may be terminated by the Company any time in the Company's sole discretion or by Mr. Becker at any time following, among other things, (a) failure to elect or re-elect Mr. Becker as a director of the Company, (b) a reduction in Mr. Becker's base salary or in the formula to calculate his bonus, (c) discontinuation of Mr. Becker's participation in any stock option, bonus or other employee benefit plan, (d) prior to two years and fifteen days after consummation of the PACE Acquisition, the sale of either the motor sports or theatrical line of business to any person other than Mr. Becker (unless Mr. Becker elected not to exercise the Becker Right of First Refusal (as defined below)), (e) the sale of all or substantially all of the assets of PACE, (f) a change of control of the Company or (g) the failure by the Company to contribute any acquired business (which derives a majority of its revenues from either a theatrical or motor sports line of business) to PACE. If Mr. Becker's employment is terminated, then, among other things, (a) for the period from the date of termination until the fifth anniversary of the closing of the PACE Acquisition, the Company must pay Mr. Becker the base salary and any bonus to which he would otherwise be entitled and Mr. Becker will be entitled to participate in any and all of the profit-sharing, retirement income, stock purchase, savings and executive compensation plans to the same extent he would otherwise have been entitled to participate, (b) for a period of one year after the date of termination, the Company will maintain Mr. Becker's life, accident, medical, health care and disability programs or arrangements and provide Mr. Becker with use of the same office and related facilities and (c) if the termination occurs prior to two years and 15 days after consummation of the PACE Acquisition, Mr. Becker will retain the Becker Second Year Option and the Becker Right of First Refusal.

     Throughout the term of his employment and for a period of 18 months thereafter, Mr. Becker has agreed not to, directly or indirectly, engage in any activity or business that is directly competitive with the Company (or its affiliates) or solicit any of its employees to leave the Company (or its affiliates). However, these restrictions will not apply if Mr. Becker exercises his rights, or the Company breaches its obligations, with respect to the Becker Right of First Refusal or the Becker Second Year Option

     The Company has agreed to indemnify, defend and hold Mr. Becker harmless to the maximum extent permitted by law against expenses, including attorney's fees, incurred in connection with the fact that Mr. Becker is or was an officer, employee or director of the Company or any of its affiliates.

     Possible Amendments to Delsener/Slater Employment Agreements

     Messrs. Delsener and Slater and the Company are in the process of negotiating amendments to their employment agreements to reflect, among other things, the changes to the Company's business as a result of the Recent Acquisitions and the Spin-Off. Messrs. Delsener and Slater have agreed in principle to waive any rights to repurchase (or to offer to repurchase) Concerts, and any rights to receive a portion of the proceeds of a Return Event (as defined in their employment agreements) that they might otherwise have in connection with the SFX Merger or the Spin-Off. However, there can be no assurance that Messrs. Delsener and Slater will waive these rights on terms acceptable to the Company or that, if not so waived, neither Mr. Delsener nor Mr. Slater will exercise these rights. These rights may continue to apply in certain circumstances to transactions after, or unrelated to, the Spin-Off and the SFX Merger. The Company also expects, in connection with the foregoing, to negotiate mutually satisfactory amendments to certain of Messrs. Delsener's and Slater's compensation arrangements, including bonus and profit-sharing provisions. See "Business-- Risk Factors--Control of Concerts " and "Certain Relationships and Related Transactions-Delsener/Slater Employment Agreements."

     The Company and SFX Broadcasting have also entered into certain agreements and arrangements with their officers and directors from time to time in the past. See "Certain Relationships and Related Transactions."

ITEM 12.  SECURITY OWNNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the outstanding Common Stock of the Company is currently held by SFX Broadcasting. To the best of the Company's knowledge, the following table sets forth projected information regarding the beneficial ownership of shares of the Company Common Stock after the Spin-Off, and after the Spin-Off, and grants, with respect to (a) each director of the Company, (b) certain executive officers of the Company, (c) the directors and executive officers of the Company as a group and (d) each person known by the Company to own beneficially more than five percent of the outstanding shares of any class of SFX Broadcasting's common stock. The ownership information presented below with respect to all persons and organizations is based on record ownership of SFX Broadcasting's common stock and certain options and warrants to purchase SFX Broadcasting's common stock as of March 16, 1998 and assumes no change in record ownership of SFX Broadcasting's common stock and the options and warrants.

                                                       AFTER THE SPIN-OFF AND STOCK GRANTS(1),(2)
                           ---------------------------------------------------------------------------------------------------
                                           CLASS A                                  CLASS B
                                         COMMON STOCK                            COMMON STOCK(3)
                            --------------------------------------- -------------------------------------
                                                                                                                PERCENT
                                                                                                                OF TOTAL
                                 NUMBER OF           PERCENT           NUMBER OF            PERCENT              VOTING
                                   SHARES            OF CLASS            SHARES             OF CLASS             POWER
                                   ------            --------            ------             --------             -----
Directors and Executive
 Officers:
Robert F.X. Sillerman....        1,332,630(5),          6.9%           1,524,168(6)            89.9%              45.7%
Michael G. Ferrel.........         179,504(7)             *              172,869(8)            10.1%               5.3%
Brian Becker...............             --                *                  --                 --                  *
D. Geoffrey Armstrong..            261,800(9)           1.4%                 --                 --                  *
Howard J. Tytel(11)......          137,891(10),(11)       *                  --                 --                  *
Thomas P. Benson........            19,000(12)            *                  --                 --                  *
Richard A. Liese..........           9,500(13)            *                  --                 --                  *
James F. O'Grady, Jr.......         14,772(14)            *                  --                 --                  *
Paul Kramer...............          15,922(15)            *                  --                 --                  *
Edward F. Dugan.........             5,922(16)            *                  --                 --                  *
All directors and
executive  officers as a
group (10 persons ).......       1,976,941             10.2%           1,697,037             100.0%               52.2%

------------------
*    Less than 1%

(1) Assumes that (a) all of the outstanding Class B Warrants and Unit Purchase Options of SFX Broadcasting are exercised prior to the Spin-Off Record Date and (b) SFX Broadcasting exercises a contractual right to purchase 250,838 shares of SFX Broadcasting's Class A common stock prior to the Spin-Off Record Date. Does not include 2,000,000 shares reserved for issuance pursuant to the Company's 1998 Stock Option and Restricted Stock Plan. In January 1998, the Board approved the issuance of stock options for an aggregate of 245,000 shares of the Class A Common Stock.

(2) Assumes that (a) an aggregate of 4,216,680 shares of the Class A Common Stock are issued pursuant to the Recent Acquisitions, (b) an aggregate of 793,633 shares of the Class A Common Stock are issued to the holders of stock options and SARs issued by SFX Broadcasting and (c) an aggregate of 290,000 shares of the Class A Common Stock and 650,000 shares of the Company's Class B Common Stock are issued pursuant to certain anticipated employment agreements. See "Executive Compensation-- Employment Agreements and Arrangements with Certain Officers and Directors" and "Certain Relationships and Related Transactions-- Issuance of Stock to Holders of SFX Broadcasting's Options and SARs."

(3) Assumes that the Spin-Off Proposal to allow holders of SFX Broadcasting's Class B Common Stock to receive the Company's Class B Common Stock in the Spin-Off is approved at SFX Broadcasting's stockholders meeting.


(4) Unless otherwise set forth above, the address of each stockholder is the address of the Company, which is 650 Madison Avenue, 16th Floor, New York, New York 10022. Pursuant to Rule 13d-3 of the Exchange Act, as used in this table, (a) "beneficial ownership" means the sole or shared power to vote, or to direct the disposition of, a security, and (b) a person is deemed to have "beneficial ownership" of any security that the person has the right to acquire within 60 days of February 9, 1998. Unless noted otherwise, (a) information as to beneficial ownership is based on statements furnished to SFX Broadcasting or the Company by the beneficial owners, and (b) stockholders possess sole voting and dispositive power with respect to shares listed on this table. As of February 9, 1998, there were issued and outstanding 9,517,663 shares of SFX Broadcasting's Class A common stock and 1,047,037 shares of SFX Broadcasting's Class B common stock.


(5) Assumes that the Company issues 45,193 shares of the Class A Common Stock to Mr. Sillerman (or entities controlled by Mr. Sillerman) as a result of his ownership of options of SFX Broadcasting. See "Certain Relationships and Related Transactions--Issuance of Stock to Holders of SFX Broadcasting's Options and SARs." Includes (i) 8,949 shares of the Class A Common Stock expected to be issued to TSC in the Spin-Off; (ii) 600,000 shares of the Class A Common Stock to be issued to SCMC in the Spin-Off pursuant to certain warrants held by SCMC and (iii) an option, exercisable upon consummation of the Spin-Off, to acquire an aggregate of 537,185 shares of the Class A Common Stock from a third party. If the 1,524,168 shares of the Company's Class B Common Stock to be held by Mr. Sillerman were included in calculating his ownership of the Class A Common Stock, then Mr. Sillerman would beneficially own 2,856,705 shares of the Class A Common Stock, representing approximately 14% of the class. Does not include options to purchase an aggregate of 120,000 shares of the Class A Common Stock that are expected to be issued to Mr. Sillerman pursuant to his anticipated employment agreement. See "Executive Compensation-- Employment Agreements and Arrangements with Certain Officers and Directors."

(6) Includes 500,000 shares of the Company's Class B Common Stock that are expected to be issued to Mr. Sillerman pursuant to his anticipated employment agreement. See "Executive Compensation-- Employment Agreements and Arrangements with Certain Officers and Directors."

(7) Assumes that the Company issues 167,372 shares of the Class A Common Stock to Mr. Ferrel as a result of his ownership of options of SFX Broadcasting. See "Certain Relationships and Related Transactions-- Issuance of Stock to Holders of SFX Broadcasting's Options and SARs." If the 22,869 shares of Class B Common Stock held by Mr. Ferrel were included in calculating his ownership of the Class A Common Stock, then Mr. Ferrel would beneficially own 352,371 shares of the Class A Common Stock, representing approximately 1.9% of the class. Does not include options to purchase an aggregate of 50,000 shares of the Class A Common Stock that are expected to be issued to Mr. Ferrel pursuant to his anticipated employment agreement. See "Executive Compensation-- Employment Agreements and Arrangements with Certain Officers and Directors."

(8) Includes 150,000 shares of the Company's Class B Common Stock that are expected to be issued to Mr. Ferrel pursuant to his anticipated employment agreement. See "Management-- Employment Agreements and Arrangements with Certain Officers and Directors."

(9) Assumes that the Company issues an aggregate of 261,800 shares of the Class A Common Stock to Mr. Armstrong pursuant to his anticipated employment agreement and as a result of his ownership of options of SFX Broadcasting. See "Management-- Employment Agreements and Arrangements with Certain Officers and Directors" and "Certain Relationships and Related Transactions-- Issuance of Stock to Holders of SFX Broadcasting's Options and SARs."

(10) In addition to the shares that Mr. Tytel beneficially owns, he has economic interests in a limited number of shares beneficially owned by Mr. Sillerman. These interests do not impair Mr. Sillerman's ability to vote and dispose of those shares. See "Certain Relationships and Related Transactions-- Arrangement Between Robert F.X. Sillerman and Howard J. Tytel."


(11) Assumes that the Company issues an aggregate of 113,614 shares of the Class A Common Stock to Mr. Tytel pursuant to his anticipated employment agreement and as a result of his ownership of options of SFX Broadcasting. Mr. Tytel has an economic interest in SCMC and TSC, which together will beneficially own an aggregate of 608,949 shares of the Class A Common Stock, although he does not have voting or dispositive power with respect to the shares beneficially held by SCMC and TSC. See "Certain Relationships and Related Transactions-- Arrangement Between Robert F.X. Sillerman and Howard J. Tytel." Does not include options to purchase an aggregate of 25,000 shares of the Class A Common Stock that are expected to be issued to Mr. Tytel pursuant to his employment agreement. See "Management-- Employment Agreements and Arrangements with Certain Officers and Directors" and "Certain Relationships and Related Transactions-- Issuance of Stock to Holders of SFX Broadcasting's Options and SARs."

(12) Assumes that the Company issues an aggregate of 19,000 shares of the Class A Common Stock to Mr. Benson pursuant to his anticipated employment agreement and as a result of his ownership of options of SFX Broadcasting. Does not include options to purchase an aggregate of 10,000 shares of the Class A Common Stock that are expected to be issued to Mr. Benson pursuant to his employment agreement. See "Executive Compensation** Employment Agreements and Arrangements with Certain Officers and Directors" and "Certain Relationships and Related Transactions-- Issuance of Stock to Holders of SFX Broadcasting's Options and SARs."

(13) Assumes that the Company issues 9,500 shares of the Class A Common Stock to Mr. Liese as a result of his ownership of options of SFX Broadcasting . See "Certain Relationships and Related Transactions-- Issuance of Stock to Holders of SFX Broadcasting's Options and SARs."

(14) Assumes that the Company issues 13,000 shares of the Class A Common Stock to Mr. O'Grady as a result of his ownership of options and/or SARs of SFX Broadcasting. See "Certain Relationships and Related Transactions-- Issuance of Stock to Holders of SFX Broadcasting's Options and SARs." Includes 922 shares issuable pursuant to SFX Broadcasting's director deferred stock ownership plan.

(15) Assumes that the Company issues 13,000 shares of the Class A Common Stock to Mr. Kramer as a result of his ownership of options and/or SARs of SFX. See "Certain Relationships and Related Transactions-- Issuance of Stock to Holders of SFX Broadcasting's Options and SARs." Includes 922 shares issuable pursuant to SFX Broadcasting's director deferred stock ownership plan.

(16) Assumes that the Company issues 3,000 shares of the Class A Common Stock to Mr. Dugan as a result of his ownership of options and/or SARs of SFX Broadcasting. See "Certain Relationships and Related Transactions-- Issuance of Stock to Holders of SFX Broadcasting's Options and SARs." Includes 922 shares issuable pursuant to SFX Broadcasting's director deferred stock ownership plan.


POSSIBLE CHANGE IN CONTROL

     Mr. Sillerman has pledged an aggregate of 793,401 of his shares of SFX Broadcasting's Class B common stock as collateral for a line of credit, under which Mr. Sillerman currently has no outstanding borrowings. The pledge extends to all dividends payable on the pledged shares; accordingly, if the pledge agreement is in effect at the time of the Spin-Off, and if the Spin-Off Proposal is approved, then 793,401 shares of the Company's Class B Common Stock distributed to Mr. Sillerman will be subject to the pledge agreement. Mr. Sillerman continues to be entitled to exercise voting and consent rights with respect to the pledged shares, with certain restrictions. However, if Mr. Sillerman defaults in the payment of any future loans extended to him under the line of credit, the bank will be entitled to sell the pledged shares. Although the Company's Class B Common Stock has 10 votes per share in most matters, the pledged shares will automatically convert into shares of the Class A Common Stock upon such a sale. Such a sale of the pledged shares would reduce Mr. Sillerman's share of the voting power of the Company's Common Stock, and would therefore be likely to result in a change of control of the Company. See "Business-- Risk Factors-- Restrictions Imposed by the Company's Indebtedness."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AGREEMENTS WITH SFX BROADCASTING

         The Company and SFX Broadcasting have entered into various agreements with respect to the Spin-Off and related matters. For a description of the material terms of these agreements, see "Business- Agreements Related to the Spin-Off."

THE COMPANY'S COMMON STOCK TO BE RECEIVED IN THE SPIN-OFF

     In the Spin-Off, the holders of SFX Broadcasting's Class A common stock, Series D preferred stock and Warrants (upon exercise) will receive shares of the Class A Common Stock, whereas Messrs. Sillerman and Ferrel, as the holders of SFX Broadcasting's Class B common stock (which is entitled to ten votes per share on most matters), will receive shares of the Company's Class B Common Stock (assuming approval of the Spin-Off Proposal). The Class A Common Stock and Class B Common Stock have similar rights and privileges, except that the Company's Class B Common Stock differs as to voting rights generally to the extent that SFX Broadcasting's Class A common stock and Class B common stock presently differ. The issuance of the Company's Class B Common Stock in the Spin-Off is intended to preserve Messrs. Sillerman's and Ferrel's relative voting power after the Spin-Off. Mr. Sillerman is anticipated to be deemed to beneficially own approximately 45.7% of the combined voting power of the Company after the Recent Acquisitions, Spin-Off and stock grants to management. Similarly, Messrs. Sillerman and Ferrel are anticipated to be deemed to beneficially own approximately 51.0% of the combined voting power of the Company after the Recent Acquisitions, Spin-Off and stock grants to management. Accordingly, Mr. Sillerman, alone and together with the Company's current directors and executive officers, will generally be able to control the outcome of the votes of the stockholders of the Company on most matters. The Company and Messrs. Sillerman and Ferrel have agreed in principle that Messrs. Sillerman and Ferrel will serve as officers and directors of the Company; however, if the Spin-Off Proposal which provides that holders of shares of SFX Broadcasting's Class B Common Stock will receive shares of the Company's Class B Common Stock in the Spin-Off is not approved, there can be no assurance that they will serve in that capacity, in which event SFX Broadcasting intends to pursue alternative means of disposing of the Company. The Company expects, however, that in such a case Messrs. Sillerman and Ferrel will assist in an orderly transition of management.

     In addition, in August 1997, the board of directors of SFX Broadcasting approved amendments to the SCMC Warrants (which represent the right to purchase an aggregate of 600,000 shares of SFX Broadcasting's Class A common stock). The SCMC Warrants had previously been issued to SCMC, an entity controlled by Mr. Sillerman. The amendments memorialize the original intent of the directors of SFX Broadcasting that SCMC receive the aggregate number of shares of the Company Class A Common Stock that it would have received if it had exercised the SCMC Warrants immediately prior to the Spin-Off Record Date.

ISSUANCE OF STOCK TO HOLDERS OF SFX BROADCASTING'S OPTIONS AND SARS

     The SFX Broadcasting Board has approved the grant of shares of the Class A Common Stock to holders as of the Spin-Off Record Date of the stock options or SARs of SFX Broadcasting, whether or not vested. These grants were approved by the Board to allow holders of these options and SARs to participate in the Spin-Off in a manner similar to holders of SFX Broadcasting's Class A common stock. Additionally, many of the option and SAR holders will become officers, directors or employees of the Company. These grants will result in the issuance of an aggregate of up to 793,633 shares of the Company Class A Common Stock. Among those receiving shares will be all members of the Board other than Mr. Becker.

EMPLOYMENT AGREEMENTS

     The Company anticipates that it will enter into employment agreements with each member of its senior management before consummating the Spin-Off, and that the employment agreements (except for Mr. Becker's employment agreement) will become effective immediately after the consummation of the SFX Merger. The Company anticipates that the employment agreements will provide for annual base salaries of $500,000 for Mr. Sillerman, $350,000 for Mr. Ferrel, $325,000 for Mr. Armstrong, $300,000 for Mr. Tytel and $235,000 for Mr. Benson. In connection with entering into the employment agreements, the Board (on the review and recommendation of the Compensation Committee) approved the following sales of restricted stock: 500,000 shares of the Company's Class B Common Stock to Mr. Sillerman, 150,000 shares of the Company's Class B Common Stock to Mr. Ferrel, 100,000 shares of the Class A Common Stock to Mr. Armstrong, 80,000 shares of the Class A Common Stock to Mr. Tytel and 10,000 shares of the Class A Common Stock to Mr. Benson. The shares of restricted stock are to be sold to the officers at a purchase of $2.00 per share. For a period of three years from issuance, the restricted stock may not be transferred and will be subject to forfeiture if an unwaived event of default is called on certain indebtedness, including the Notes and the debt to be incurred under the Credit Facility. In addition, the Board, on the recommendation of its Compensation Committee, also has approved the issuance of stock options exercisable for an aggregate of 245,000 shares of the Company's Class A Common Stock. The options will vest over five years and will have an exercise price of $5.50 per share. The Company will record non-cash compensation charges over the five-year exercise period to the extent that the fair value of the underlying Class A Common Stock of the Company exceeds the exercise price. See "Executive Compensation-- Employment Agreements and Arrangements with Certain Officers and Directors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources-- Future Charges to Earnings."

     The Company has entered into an employment agreement with Mr. Becker who serves as a Director, Member of the Office of the Chairman and Executive Vice President. Mr. Becker's employment agreement provides for (a) an annual salary of $294,000 for the first year, $313,760 for each of the second and third years and $334,310 for each of the fourth and fifth years, (b) an annual bonus in the discretion of the Board and (c) the other terms described in "Executive Compensation- Agreements and Arrangements with Certain Officers and Directors."

DELSENER/SLATER EMPLOYMENT AGREEMENTS

     In connection with the Delsener/Slater Acquisition, SFX Broadcasting entered into employment agreements in January 1997 with Ron Delsener and Mitch Slater (collectively, the "Delsener/Slater Employment Agreements"), pursuant to which each of Messrs. Delsener and Slater serve as co-Presidents and co-Chief Executive Officers of Delsener/Slater. The employment agreements will continue until December 31, 2001 unless terminated earlier by the Company for Cause (as defined in the employment agreements) or voluntarily by Messrs. Delsener or Slater.

     After the consummation of the Spin-off or the SFX Merger, Messrs. Delsener and Slater may have the right pursuant to their employment agreements (a) to purchase the outstanding capital stock of Concerts (a subsidiary of the Company holding a significant amount of the assets of the Company) for Fair Market Value (as defined in their employment agreements) or (b) to receive a cash payment equal to 15% of the amount by which the Fair Market Value of Concerts exceeds the fixed payment portion of the cash purchase price of the acquisition of Concerts, plus 20% interest thereon. The senior management of Concerts and SFX Broadcasting have reached an agreement in principle to waive any of the above rights in connection with the Spin-Off, the SFX Merger and related transactions; however, there can be no assurance that the rights will be waived on terms acceptable to SFX Broadcasting and the Company or at all. In addition, although the Company is in the process of negotiating amendments to these agreements, these and certain other rights described in the agreements may continue to apply to transactions after, or unrelated to, the Spin-Off or the SFX Merger.

     Additionally, the Messrs. Delsener's and Slater's employment agreements provide for certain annual bonus arrangements. o o o

     Management believes that no bonuses were earned in 1997 pursuant to such arrangements. However, any bonuses that may accrue to Messrs. Delsener and Slater in the future will not be available for the Company's use to service its debt or for other purposes.

ASSUMPTION OF EMPLOYMENT AGREEMENTS; CERTAIN CHANGE OF CONTROL PAYMENTS

     Pursuant to the terms of the Distribution Agreement, at the time of the consummation of the SFX Merger, the Company will assume all obligations under any employment agreement or arrangement (whether written or oral) between SFX

Broadcasting or any of its subsidiaries and any employee of the Company (including Messrs. Sillerman and Ferrel), other than obligations relating to Messrs. Sillerman's and Ferrel's Change of Control Options and existing rights to indemnification. These assumed obligations include the obligation to pay to Messrs. Sillerman, Ferrel and Benson, after the termination of their employment with SFX Broadcasting, cash payments aggregating approximately $3.3 million, $1.5 million and $0.2 million, respectively. These payments will become due to Messrs. Sillerman, Ferrel and Benson after the termination of their employment with SFX Broadcasting following a change of control of SFX Broadcasting, pursuant to their employment agreements with SFX Broadcasting. In addition, the Company's assumed obligations will include the duty to indemnify Messrs. Sillerman and Ferrel (to the extent permitted by law) for one-half of the cost of any excise tax that may be assessed against them for any change-of-control payments made to them by SFX Broadcasting in connection with the SFX Merger.

INDEMNIFICATION OF MR. SILLERMAN

     On August 24, 1997, Mr. Sillerman entered into an agreement with SFX Broadcasting, SFX Buyer and SFX Buyer Sub to waive his right to receive indemnification (except to the extent covered by directors' and officers' insurance) from SFX Broadcasting, its subsidiaries, SFX Buyer and SFX Buyer Sub for claims and damages arising out of the SFX Merger and related transactions. It is anticipated that, in any employment agreement with Mr. Sillerman, the Company will agree to indemnify Mr. Sillerman for these claims and damages to the fullest extent permitted by applicable law.

POTENTIAL CONFLICTS OF INTEREST

     Marquee is a publicly-traded company that, among other things, acts as booking agent for tours and appearances for musicians and other entertainers. Messrs. Sillerman and Tytel have an aggregate equity interest of approximately 9.2% in Marquee; Mr. Sillerman is the chairman of its board of directors, and Mr. Tytel is one of its directors. The Company anticipates that, from time to time, it will enter into transactions and arrangements (particularly, booking arrangements) with Marquee and Marquee's clients, and it may compete with Marquee for specific concert promotion engagements. In addition, the Company could in the future compete with Marquee in the production or promotion of motor sports or other sporting events. These transactions or arrangements will be subject to the approval of the independent committees of the Company and Marquee, except that booking arrangements in the ordinary course of business will be subject to periodic review, but not approval of each particular arrangement.

     TSC, an entity controlled by Mr. Sillerman and in which Mr. Tytel also has an equity interest, provides financial consulting services to Marquee and Triathlon. TSC's services are provided by certain directors, officers and employees of SFX Broadcasting, who are anticipated to become directors, officers and employees of the Company at the time of consummation of the SFX Merger, and who are not separately compensated for their services by TSC. Messrs. Sillerman and Tytel have substantial equity interests in Triathlon. In any transaction, arrangement or competition with Marquee or Triathlon, Messrs. Sillerman and Tytel are likely to have conflicts of interest between their duties as officers and directors of the Company, on the one hand, and their duties as directors of Marquee and their interests in TSC, Marquee and Triathlon, on the other hand.

     Pursuant to the employment agreement entered into between Brian Becker and the Company in connection with the acquisition of PACE, Mr. Becker has the option, exercisable within 15 days after the second anniversary of the consummation of the PACE Acquisition, to purchase the Company's then existing motor sports line of business (or, if that line of business has been sold, the Company's then existing theatrical line of business) at its then fair market value. Mr. Becker's option may present a conflict of interest in his role as a director of the Company in evaluating proposals for the acquisition of either line of business. See "Executive Compensation"

RELATIONSHIP BETWEEN HOWARD J. TYTEL AND BAKER & MCKENZIE

     Howard J. Tytel, who is the Executive Vice President, General Counsel, Secretary and a Director of the Company, is "of counsel" to the law firm of Baker & McKenzie. Mr. Tytel is also an executive vice president, the general counsel and a director of SFX Broadcasting. Baker & McKenzie serves as counsel to SFX Broadcasting, the Company and certain other affiliates of Mr. Sillerman. Baker & McKenzie compensates Mr. Tytel based, in part, on the fees it receives from providing legal services to SFX Broadcasting, other affiliates of Mr. Sillerman and other clients introduced to the firm by Mr. Tytel.

ARRANGEMENT BETWEEN ROBERT F.X. SILLERMAN AND HOWARD J. TYTEL

     Since 1978, Messrs. Sillerman and Tytel have been jointly involved in numerous business ventures, including SCMC, TSC, MMR, Triathlon, Marquee, SFX Broadcasting and the Company. In consideration for certain services provided by Mr. Tytel in connection with those ventures, Mr. Tytel has received from Mr. Sillerman either a minority equity interest in the businesses (with Mr. Sillerman retaining the right to control the voting and disposition of Mr. Tytel's interest) or cash fees in an amount mutually agreed upon. Although Mr. Tytel has not been compensated directly by SFX Broadcasting (except for ordinary fees paid to him in his capacity as a director), he receives compensation from TSC and SCMC, companies controlled by Mr. Sillerman, as well as from Mr. Sillerman personally, with respect to the services he provides to various entities affiliated with Mr. Sillerman, including SFX Broadcasting. In 1997, these cash fees aggregated approximately $5.0 million, a portion of which were paid from the proceeds of payments made by SFX Broadcasting to Mr. Sillerman or entities controlled by Mr. Sillerman and the proceeds from Mr. Sillerman's exercise for tax purposes of options granted to him by SFX Broadcasting and subsequent sale of the underlying shares. It is anticipated that, in connection with the consummation of the SFX Merger and certain related transactions, Mr. Tytel will receive shares of the Company and cash fees from TSC, SCMC and Mr. Sillerman personally in an amount to be determined in the future. See "--Assumption of Employment Agreements; Certain Change of Control Payments." It is also anticipated that Mr. Tytel will enter into an employment agreement directly with the Company that will be effective at the time of consummation of the SFX Merger. See "-- Employment Agreements."

TRIATHLON FEES

     SCMC, a corporation controlled by Mr. Sillerman and in which Mr. Tytel has an equity interest, has an agreement to provide consulting and marketing services to Triathlon, a publicly-traded company in which Mr. Sillerman is a significant stockholder. Under the terms of the agreement, SCMC has agreed to provide consulting and marketing services to Triathlon until June 1, 2005 for an annual fee of $500,000, together with a refundable advance of $500,000 per year against fees earned in respect of transactional investment banking services. Fees paid by Triathlon for the years ended December 31, 1996 and December 31, 1997 were $3,000,000 and $1,794,000, respectively. These fees will vary (above the minimum annual fee of $500,000) depending on the level of acquisition and financing activities of Triathlon. SCMC previously assigned its rights to receive fees payable under this agreement to SFX Broadcasting. Pursuant to the terms of the Distribution Agreement, SFX Broadcasting will assign its rights to receive these fees to the Company. Triathlon has previously announced that it is exploring ways of maximizing stockholder value, including possible sale to a third party. If Triathlon were acquired by a third party, the agreement might not continue for the remainder of its term.

RELATIONSHIPS AND TRANSACTIONS WITH SFX BROADCASTING

     SFX Broadcasting has guaranteed certain payments in connection with the PACE Acquisition, the Contemporary Acquisition and the Network Acquisition.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K


(a)  Item 8 of this report on Form 10-K are incorporated herein by reference.

(b)  Reports on Form 8-K.


     On March 11, 1998, the Company filed a Report on Form 8-K disclosing, pursuant to Item 5, the consummation of certain acquisitions, and the execution of a Credit and Guarantee Agreement with respect to a senior secured credit facility and the borrowing of $150 million term loan under such facility.


(c)  The following documents are filed as part of this report:

Exhibit
   No.            Description of Exhibit
---------        ------------------------
2.1     Form of Distribution Agreement between SFX Entertainment and SFX (4).




2.2     Form of Tax Sharing Agreement between SFX Entertainment and SFX (3).

2.3     Form of Employee Benefits Agreement between SFX Entertainment and SFX (4).
        3.1 Certificate of Incorporation of SFX Entertainment (1).

3.2     Bylaws of SFX Entertainment (3).


3.3     Certificate of Amendment to the Certificate of Incorporation of SFX
        Entertainment, Inc., as filed with the Secretary of State of Delaware on February 25, 1998 (5).

3.4     1998 Stock Option and Restricted Stock Plan of SFX Entertainment (3).

3.5     Indenture relating to the 9 1/8% Senior Subordinated Notes due 2008 (5).

3.6     Certificate of Designations relating to the Series A Preferred Stock of
        SFX Entertainment, Inc. as filed with the Secretary of State of Delaware on February 27, 1998 (5).

3.7     Form of Amended and Restated Certificate of Incorporation of SFX
        Entertainment, Inc. (6).

10.1    Stock Purchase Agreement, dated as of October 11, 1996, by and among
        Delsener/Slater Enterprises, Ltd., Beach Concerts, Inc., Connecticut
        Concerts Incorporated, Broadway Concerts, Inc., Arden Productions, Ltd.,
        In-house Tickets, Inc., Exit 116 Revisited, Inc., Ron Delsener, Mitch
        Slater and SFX Broadcasting, Inc. (1).

10.2    License Agreement, dated January 29, 1990, by and between the State of New
        York and Beach Concerts, Inc. (1).

10.3    Amendment to License Agreement of January 29, 1990, dated as of April 11,
        1997, by and between the State of New York and Beach Concerts, Inc. (1).

10.4    Lease Agreement, Easement Agreement and Declaration of Restrictive
        Covenants dated as of May 1, 1996, by and between New Jersey Highway
        Authority and GSAC Partners (1).

10.5 Partnership Agreement, dated as of November 18, 1996, by and between Pavilion Partners Exit 116 Revisited, Inc. (1).

10.6    Asset Purchase and Sale Agreement, dated June 23, 1997, by and among
        Sunshine Concerts, L.L.C., SFX Broadcasting, Inc., Sunshine Promotions,
        Inc., P. David Lucas and Steven P. Sybesma (1).

10.7    Asset Purchase and Sale Agreement, dated as of June 23, 1997, by and among
        Suntex Acquisition, L.P., SFX Broadcasting, Inc., Suntex, Inc., P. David
        Lucas, Steven P. Sybesma, Greg Buttrey and John Valant (1).

10.8    Asset Purchase and Sale Agreement, dated as of June 23, 1997, by and among
        Deer Creek Amphitheater Concerts, L.P., SFX Broadcasting, Inc., Deer Creek
        Partners, L.P., Sand Creek Partners, L.P., Sand Creek, Inc., P. David
        Lucas and Steven P. Sybesma (1).

10.9    Asset Purchase and Sale Agreement, dated as of June 23, 1997, by and among
        Murat Centre Concerts, L.P., SFX Broadcasting, Inc., Murat Centre L.P., P.
        David Lucas and Steven P. Sybesma (1).

10.10   Asset Purchase and Sale Agreement, dated June 23, 1997, by and among
        Polaris Amphitheater Concerts, Inc., SFX Broadcasting, Inc., Polaris
        Amphitheater Limited Partnership and certain of the partners of Polaris
        Amphitheater Limited Partnership (1).

10.11 Asset Purchase and Sale Agreement, dated as of June 23, 1997, by and among Sunshine Design, L.P., SFX






        Broadcasting, Inc., Tourdesign, Inc., P. David Lucas and Steven P. Sybesma (1).

10.12   Indenture of Lease, dated as of September 1, 1995, by and between Murat
        Temple Association, Inc. and Murat Centre, L.P. (2).

10.13   Agreement of Merger, dated as of February 12, 1997, by and among SFX
        Broadcasting, Inc., NOC Acquisition Corp., Cadco Acquisition Corp., QN-
        Acquisition Corp., Nederlander of Connecticut, Inc., Connecticut
        Amphitheater Development Corporation, QN Corp., Connecticut Performing
        Arts, Inc., Connecticut Performing Arts Partners and the Stockholders of
        Nederlander of Connecticut, Inc., Connecticut Amphitheater Development
        Corporation and QN Corp. (1).

10.14   Agreement of Merger, dated as of February 14, 1997, by and among SFX
        Broadcasting, Inc., NOC Acquisition Corp., Cadco Acquisition Corp.,
        QN-Acquisition Corp., Nederlander of Connecticut, Inc., Connecticut
        Amphitheater Development Corporation, QN Corp., Connecticut Performing
        Arts, Inc., Connecticut Performing Arts Partners and the Stockholders of
        Nederlander of Connecticut, Inc., Connecticut Amphitheater Development
        Corporation and QN Corp. (1).

10.15 Second Amendment of Agreement of Merger, dated as of March 19, 1997, by and among SFX Broadcasting, Inc., NOC Acquisition Corp., Cadco Acquisition
        Corp., QN-Acquisition Corp., Nederlander of Connecticut, Inc., Connecticut
        Amphitheater Development Corporation, QN Corp., Connecticut Performing
        Arts, Inc., Connecticut Performing Arts Partners and the Stockholders of
        Nederlander of Connecticut, Inc., Connecticut Amphitheater Development
        Corporation and QN Corp. (1).

10.16 Lease Agreement, dated as of September 14, 1994, by and between The City of Hartford and Connecticut Performing Arts Partners (1).

10.17   Agreement and Plan of Merger and Asset Purchase Agreement, dated as of
        December 10, 1997, by and among SFX Entertainment, Inc., Contemporary
        Investments Corporation, Contemporary Investments of Kansas, Inc.,
        Continental Entertainment Associates, Inc., Capital Tickets, LP, Dialtix,
        Inc., Contemporary International Productions Corporation, Steven F.
        Schankman Living Trust, dated 10/22/82, Irving P. Zuckerman Living Trust, dated 11/24/81, Steven F. Schankman and Irving P. Zuckerman (1).

10.18   Lease Agreement, dated December 13, 1992, by and between Wyandotte
        County, Kansas and Wyandotte County Parks Board and Sandstone Amphitheater
        Joint Venture (1).

10.19 Stock Purchase Agreement, dated as of December 11, 1997, among each of the shareholders of BGP Presents, Inc. and BGP Acquisitions, LLC (1).

10.20 Amphitheater Lease and Agreement, dated June 20, 1986, between the City of Mountain View, the Mountain View Shoreline Regional Park Community and
        Shoreline Amphitheater Partners (2).

10.21 Stock and Asset Purchase Agreement, dated December 2, 1997, between and among SFX Network Group, L.L.C. and SFX Entertainment, Inc., and Elias N.
        Bird, individually and as Trustee under the Bird Family Trust u/d/o
        11/18/92, Gary F. Bird, individually and as Trustee under the Gary F. Bird
        Corporation Trust u/d/o 2/4/94, Stephen R. Smith, individually and as
        Trustee under the Smith Family Trust u/d/o 7/17/89, June E. Brody, Steven
        A. Saslow and The Network 40, Inc. (1).

10.22 Purchase and Sale Agreement, dated as of December 15, 1997, by and among Alex Cooley, S. Stephen Selig, III, Peter Conlon, Southern Promotions,
        Inc., High Cotton, Inc., Cooley and Conlon Management, Inc., Buckhead
        Promotions, Inc., Northern Exposure, Inc., Pure Cotton, Inc., Interfest,
        Inc., Concert/Southern Chastain Promotions Joint Venture, Roxy Ventures
        Joint Venture and SFX Concerts, Inc. (1).

10.23   Stock Purchase Agreement, dated as of December 12, 1997 by and between
        Pace Entertainment Corporation and SFX Entertainment, Inc. (1).






10.24 Agreement and Plan of Merger, dated as of August 24, 1997, as amended on February 9, 1998, among SFX Buyer, SFX Buyer Sub and SFX (composite version) (6).

10.25   Reserved

10.26   Non-Negotiable Promissory Note, dated as of June 23, 1997, between SFX
        (as maker) and Sunshine Promotions, Inc. (as payee) (1).

10.27   Partnership Agreement, dated as of April 1, 1994, by and among SM/PACE,
        Inc., YM Corp., The Westside Amphitheater Corporation, Charlotte
        Amphitheater Corporation and Amphitheater Entertainment Partnership (1).

10.28   Purchase Agreement, dated as of December 19, 1997, by and among SM/PACE,
        Inc., PACE Entertainment Corporation, Charlotte Amphitheater Corporation,
        The Westside Amphitheater Corporation and Viacom Inc. (2).

10.29   Letter Purchase Agreement, dated as of December 22, 1997, by and among
        SM/PACE, Inc., YM Corp. and PACE Entertainment Corporation (2).

10.30 Extended Events Management Agreement, dated as of November 21, 1994, by and between The Woodlands Center for the Performing Arts and Pavilion
        Partners (2).

10.31 Operator Lease Agreement, dated as of September 26, 1989, by and between the City of Phoenix and The Westside Amphitheatre Corp. (2).

10.32 Addendum to Operator Lease Agreement, dated as of September 26, 1989, by and between the City of Phoenix and Pavilion Partners (2).

10.33 Memorandum of Lease, dated as of April 1, 1994, by and between the City of Phoenix and Pavilion Partners (2).

10.34   Lease Agreement, dated as of February 9, 1994, by and between New Jersey
        Development Authority and Sony Music/Pace Partnership (2).

10.35 First Amendment to Lease Agreement, dated as of March 11, 1994, by and between New Jersey Economic Development and Sony Music/Pace Partnership
        (2).

10.36 Second Amendment to Lease Agreement, dated as of June 7, 1994, by and between New Jersey Economic Development Authority and Pavilion Partners
        (2).

10.37 Third Amendment to Lease Agreement, dated as of March 15, 1995, by and between New Jersey Economic Development Authority and Pavilion Partners
        (2).

10.38 Fourth Amendment to Lease Agreement, dated as of March 11, 1997, by and between the New Jersey Economic Development Authority and Pavilion
        Partners (2).

10.39   Three Way Agreement, dated as of April 28, 1995, by and between New
        Jersey Economic Development Authority, South Jersey Performing Arts
        Center, Inc. and Pavilion Partners (2).

10.40   Lease Agreement, dated as of December 1, 1989, between Crossroads
        Properties, Incorporated and Pace Entertainment Group, Inc. (2).

10.41 Assignment of Ground Lease, dated as of April 6, 1990, by and between Pace Entertainment Group, Inc. and YM/Pace Partnership (2).

10.42   Partnership Agreement, dated as of July 1, 1991, by and between SM/PACE
        Partnership and CDC





        Amphitheaters/I, Inc. (2).

10.43 First Amendment to Partnership Agreement, dated as of January 31, 1992, by and between SM/PACE Partnership and CDC Amphitheaters/I, Inc. (2).

10.44 Lease Agreement, dated as of December 1, 1990, by and between the City of Raleigh, North Carolina and Sony Music/Pace Partnership (2).

10.45 Amendment to Lease Agreement, dated as of November 15, 1995, by and between Walnut Creek Amphitheater Partnership and City of Raleigh, North
        Carolina (2).

10.46   Mutual Recognition Agreement, dated as of December 1, 1990, by and among
        Walnut Creek Amphitheater Financing Assistance Corporation, First Union
        National Bank of North Carolina, City of Raleigh, North Carolina and Sony
        Music/Pace Partnership (2).

10.47   Mutual Recognition Agreement, dated as of December 1, 1990, by and among
        Walnut Creek Amphitheater Financing Assistance Corporation, First Union
        National Bank of North Carolina, City of Raleigh, North Carolina and Sony
        Music/Pace Partnership (2).

10.48   Partnership Agreement, dated as of February 28, 1986, by and between Belz
        Investment Company, Inc., Martin S. Belz and Pace Productions, Inc. (2).

10.49 First Amendment to Partnership Agreement, dated as of June 15, 1986, by and among Belz Investment Company, Martin S. Belz, Belz-Starwood, Inc. and
        Pace Productions, Inc. (2).

10.50   Partnership Agreement, dated as of May 15, 1996, by and between Pavilion
        Partners and CDC/SMT, Inc. (2).

10.51   Lease Agreement, Easement Agreement and Declaration of Restrictive
        Covenants, dated as of January 4, 1995, by and between South Florida Fair and Pam Beach County Expositions, Inc. and Pavilion Partners (2).

10.52 First Amendment to Lease Agreement, dated as of June 5, 1995, by and between South Florida Fair and Pam Beach County Expositions, Inc. and
        Pavilion Partners (2).

10.53   Partnership Agreement, dated as of April 4, 1997, by and between Pavilion
        Partners and Irvine Meadows Amphitheater (2).

10.54 Amended and Restated Agreement, dated as of October 1, 1991, by and between The Irvine Company and Irvine Meadows (2).

10.55 Concession Lease, dated as of October 19, 1992, by and between the County of San Bernardino and Amphitheater Entertainment Corporation (2).

10.56 Partnership Formation Agreement, dated as of January 22, 1988, by and among MCA Concerts II, Inc. and Pace Entertainment Group, Inc. (2).

10.57 Lease and Use Agreement, dated as of December 9, 1987, by and between City of Dallas and Pace Entertainment Group, Inc. (2).

10.58 Agreement, dated as of October 10, 1988, by and between the City of Atlanta and MCA Concerts, Inc. (2).

10.59   Amended Indenture of Lease, February 2, 1984, by and between the City of
        Atlanta and Filmworks U.S.A., Inc. (2).

10.60   Amendment to Lease Agreement, dated as of October 10, 1988, between the
        City of Atlanta, Georgia and





        Filmworks U.S.A., Inc. (2).

10.61 Agreement Regarding Sublease, dated as of January 20, 1988, by and between Filmworks U.S.A., Inc. and MCA Concerts, Inc. (2).

10.62   First Amendment to Sublease, dated as of January 21, 1988, between
        Filmworks U.S.A., Inc. and MCA Concerts, Inc. (2).

10.63   Second Amendment to Sublease, dated as of April 19, 1988, between
        Filmworks U.S.A., Inc. and MCA Concerts, Inc. (2).

10.64   Third Amendment to Sublease, dated as of September 15, 1988, between
        Filmworks U.S.A., Inc. and MCA Concerts, Inc. (2).

10.65 Memorandum of Agreement, dated as of October 10, 1988, by and between the City of Atlanta and MCA Concerts, Inc. (2).

10.66   Assignment of Sublease, dated as of June 15, 1989, by Filmworks U.S.A.,
        Inc. and MCA Concerts, Inc. (2).

10.67   Assignment of Sublease, dated as of June 23, 1989, by Filmworks U.S.A.,
        Inc. and MCA Concerts, Inc. (2).

10.68 Assignment of Agreement, dated as of June 15, 1989, by the City of Atlanta and MCA Concerts, Inc. (2).

10.69 Assignment of Agreement, dated as of June 23, 1989, by the City of Atlanta and MCA Concerts, Inc. (2).

10.70   Lease, dated as of June, 1997, by and between 500 Texas Avenue Limited
        Partnership and Bayou Place Performance Hall General Partnership (2).

10.71 Master Licensed User Agreement, dated as of February 1, 1996, by and between Ticketmaster Ticketing Co., Inc. and Pace Entertainment
        Corporation (2).

10.72   Joint Venture Agreement, dated as of July, 1995 by and between American
        Broadway, Inc. and Gentry & Associates, Inc. (2).

10.73 Amended and Restated Employment Agreement, dated as of December 12, 1997, by and between SFX Entertainment, Inc. and Brian E. Becker (2).

10.74   Second Amended and Restated Partnership Agreement, dated as of April 1,
        1994 by and between The Westside Amphitheatre Corporation, San Bernardino
        Amphitheater Corporation and YM Corp. (2).

10.75   Employment Agreement, dated as of January 2, 1997, between
        Delsener/Slater Enterprises, Inc., SFX Broadcasting, Inc. and Ron Delsener
        (2).

10.76   Employment Agreement, dated as of January 2, 1997, between
        Delsener/Slater Enterprises, Inc., SFX Broadcasting, Inc. and Mitch Slater
        (2).

10.77   Reserved

10.78   Reserved

10.79 Credit and Guarantee Agreement, dated as of February 26, 1998, by and among SFX Entertainment, the Subsidiary Guarantors party thereto, the Lenders party thereto, Goldman Sachs Parnters, L.P., as co-documentation agent, Lehman Commercial Paper, Inc., as co-documentation agent and the Bank of New York, as administrative agent (5).


10.80   Purchase Agreement, dated February 5, 1998, relating to the 9_% Senior
        Subordinated Notes due 2008 of SFX Entertainment, Inc., by and among SFX
        Entertainment, Inc., Lehman Brothers Inc., Sachs & Co., BNY Capital
        Markets, Inc. and ING Barings (5).




10.81   Amendment No. 2 to Agreement and Plan of Merger among SBI Holdings
        Corporation, SBI Radio Acquisition Corporation and SFX Broadcasting, Inc., dated March 9, 1998.

21.1    Subsidiaries of SFX Entertainment.

27.1    Financial Data Schedule.

99.1    Opinion of Lehman Brothers (6).



-----------------------------
(1)     Incorporated by reference to the Registration Statement on Form S-1 (Reg.
        No. 333-43287) filed with the Commission on December 24, 1997.

(2) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 (Reg. No. 333-43287) filed with the Commission on January 22,
        1998.

(3) Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 (Reg. No. 333-43287) filed with the Commission on February 2,
        1998.

(4) Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 (Reg. No. 333-43287) filed with the Commission on February 11,
        1998.


(5) Incorporated by reference to Report on Form 8-K (File No. 333-43287) filed with the Commission March 11, 1998.


(6) Incorporated by reference to Schedule 14A of SFX, filed with the Commission on February 13, 1998.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SFX ENTERTAINMENT, INC.


                                By:_/s/Robert F.X. Sillerman
                                ----------------------------
                                Name: Robert F.X. Sillerman
                                Title: Executive Chairman and Member of the
                                         Office of the Chairman

                                Date: March 17, 1998


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                                     Date
---------                                  -----                                     ----
/s/ Robert F.X. Sillerman                  Executive Chairman, Member of the
-------------------------                  Office of the Chairman and Director
Robert F.X. Sillerman                      (principal executive officer)             March 17, 1998

/s/ Michael G. Ferrel                      President, Chief Executive Officer,       March 17, 1998
---------------------                      Member of the Office of the Chairman
Michael G. Ferrel                          and Director

/s/ Brian Becker                           Executive Vice President, Member of the   March 17, 1998
-----------------                          Office of the Chairman and Director
Brian Becker

/s/ D. Geoffrey Armstrong                  Executive Vice President and Director     March 17, 1998
-------------------------
D. Geoffrey Armstrong

/s/ Thomas P. Benson                       Chief Financial Officer, Vice President   March 17, 1998
-----------------------                    and Director (principal financial and
Thomas P. Benson                           accounting officer)

/s/ Howard J. Tytel                        Vice President, General Counsel,          March 17, 1998
--------------------                       Secretary and Director
Howard J. Tytel

/s/ Richard A. Liese                       Vice President, Associate General         March 17, 1998
--------------------                       Counsel and Director
Richard A. Liese

/s/ James F. O'Grady, Jr.                  Director                                  March 17, 1998
-------------------------
James F. O'Grady, Jr.

/s/ Paul Kramer                            Director                                  March 17, 1998
-------------------------
Paul Kramer

/s/ Edward F. Dugan                        Director                                  March 17, 1998
-------------------
Edward F. Dugan

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     The Company became a reporting company pursuant to Section 15(d) of the Act in February 1998. Prior to the date of this Annual Report on Form 10-K, the Company has not delivered an annual report or any proxy material to its stockholders. The Company intends to deliver such documents to its stockholders subsequent to the date hereof.

                            SFX ENTERTAINMENT, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                 Page

The following consolidated financial statements are included in Item 8:

Report of Independent Auditors- SFX Entertainment, Inc.            F-2

Report of Independent Auditors- Delsener/Slater Enterprises,
 Ltd. and Affiliated Companies (Predecessor)                       F-3

Consolidated Balance Sheets as of December 31, 1997 and 1996       F-4

Consolidated Statements of Operations for each of the
  Three Years in the Period Ended December 31, 1997                F-5

Consolidated Statements of Cash Flows for each of the
  Three Years in the Period Ended December 31, 1997                F-6

Notes to Consolidated Financial Statements                         F-7

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
SFX Entertainment, Inc.

     We have audited the accompanying consolidated balance sheet of SFX Entertainment, Inc. as of December 31, 1997, and the related consolidated statements of operations and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SFX Entertainment, Inc. at December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                      ERNST & YOUNG LLP

New York, New York
March 5, 1998

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Delsener/Slater Enterprises, Ltd.

     We have audited the accompanying consolidated balance sheet of Delsener/Slater Enterprises, Ltd. and Affiliated Companies as of December 31, 1996, and the related consolidated statements of operations and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delsener/Slater Enterprises, Ltd. and Affiliated Companies. at December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                              ERNST & YOUNG LLP

New York, New York
October 2, 1997

                            SFX ENTERTAINMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                      December 31,
                                                             -------------------------------
                                                                                Predecessor
ASSETS                                                           1997              1996
                                                             -------------------------------
Current assets:
    Cash and cash equivalents                                   $ 5,979           $5,253
    Accounts receivable                                           3,831              159
    Prepaid expenses and other current assets                     1,410              779
                                                             ---------------  --------------
Total current assets                                             11,220            6,191

Property and equipment, net                                      59,685            2,231
Deferred acquisition costs                                        6,213
Goodwill, net                                                    60,306
Investment in unconsolidated subsidiaries                           937              458
Note receivable from employee                                       900
Other assets                                                      7,681
                                                             ---------------  --------------
TOTAL ASSETS                                                  $ 146,942           $8,880
                                                             ==============  ===============
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
    Accounts payable and accrued expenses                       $ 2,715           $6,078
    Deferred revenue                                              3,603               18
    Income taxes payable                                          1,707
    Due to stockholder                                               --            1,877
    Due to SFX Broadcasting                                      11,539
    Current portion of long-term debt                               923
    Current portion of deferred purchase consideration            1,950
                                                             ---------------  --------------
Total current liabilities                                        22,437            7,973

Long-term debt, less current portion                             15,255
Deferred purchase consideration, less current portion             4,289
Deferred income taxes                                             2,817
Commitment and contingencies
Shareholder's equity:
Capital to be contributed by SFX Broadcasting                    98,330               --

Preferred Stock, $.01 par value, 1,000 shares authorized,
 none issued and outstanding                                         --               --

Class A common stock, $.01 par value, 1,000 shares
 authorized, issued and outstanding                                  --               --

Class B common stock, $.01 par value, 1,000 shares
 authorized, issued and outstanding                                  --               --

Combined stockholder's equity-predecessor                            --              907
Retained earnings                                                3 ,814               --
                                                             ---------------  --------------
Total shareholder's equity                                      102,144              907
                                                             ---------------  --------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                     $146,942           $8,880
                                                             ==============  ===============


                            See accompanying notes.

                            SFX ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)


                                                                                     Year Ended December 31,
                                                                  --------------------------------------------------------
                                                                        1997          Predecessor          Predecessor
                                                                                          1996                 1995
                                                                  --------------   ----------------    ----------------
Concert revenue                                                      $ 96,144          $50,362              $47,566
Operating expenses:

    Cost of concerts                                                   83,417           50,686               47,178
    Depreciation and amortization                                       5,431              747                  750
    Corporate expenses, net of Triathlon
        fees of $1,794 in 1997                                          2,206
                                                                  --------------   ----------------    ----------------
                                                                       91,054           51,433               47,928
                                                                  --------------   ----------------    ----------------
Income (loss) from operations                                           5,090           (1,071)                (362)
Investment income                                                         295              198                  178
Interest expense                                                       (1,590)             (60)                (144)
Equity in pretax income of unconsolidated iiiisubsidiaries                509              524                  488
                                                                  --------------   ----------------    ----------------
Income (loss) before provision for income taxes                         4,304             (409)                 160

Provision for income taxes                                                490              106                   13
                                                                  --------------   ----------------    ----------------
Net income (loss)                                                     $ 3,814           $ (515)               $ 147
                                                                  ==============   ================    ================



                            See accompanying notes.

                            SFX ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                               Year Ended December 31,
                                                          ---------------------------------------------------------------
                                                                                   Predecessor             Predecessor
                                                               1997                    1996                    1995
                                                          -----------------    -----------------       ------------------
Operating activities:
Net income (loss)                                                $ 3,814         $ (515)                   $ 147
Adjustment to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
   Depreciation of property and equipment                          2,686            746                      750
   Amortization of goodwill                                        2,745             --
   Equity in pretax income of unconsolidated
      subsidiaries, net of distributions received                   (479)            16                        2
   Deferred income taxes                                            (427)            --                       --
   Changes in operating assets and liabilities, net
      of amounts acquired:
      Accounts receivable                                           (923)          (159)                     384
      Prepaid expenses and other current assets                      419           (649)                     374
      Other a ssets                                                 (275)            --                       --
      Accounts  payable and accrued expenses                        (325)         4,759                   (1,326)
      Income taxes payable                                           917             --                       --
      Deferred revenue                                            (7,147)            16                     (784)
                                                                  -------        -------                  --------
   Net cash provided by (used in) operating activities             1,005          4,214                     (453)

Investing activities:
  Purchase of concert promotion businesses, net of
     cash acquired                                               (71,213)            --                       --
  Investment in GSAC Partnership                                      --           (435)                      --
  Purchase of property and equipment                              (2,083)            --                       --
                                                                  -------        -------                  --------
Net cash used in investing activities                            (73,296)          (435)                      --
                                                                  -------        -------                  --------
Financing activities:
  Capital to be contributed by SFX Broadcasting                   79,093             --                       --
  Payment of debt                                                   (823)            --                       --
  Proceeds from issuance of common stock and
     capital contributions                                                          152
  Loan from stockholder                                               --             47                       --
  Distributions paid                                                  --         (1,630)                    (216)
                                                                  -------        -------                  --------
Net cash provided by (used in) financing activities               78,270         (1,431)                    (216)

Net increase in cash and cash equivalents                          5,979          2,348                     (669)
Cash and cash equivalents at beginning of period                      --          2,905                    3,574
                                                               ----------        -------                  --------
Cash and cash equivalents at end of period                     $   5,979        $ 5,253                  $ 2,905
                                                               ==========       =========                ==========
Supplemental disclosure of cash flow information:
Cash paid for interest                                         $   1,504        $    60                  $   144
                                                               ==========       =========                ==========
 Cash paid for income taxes                                    $      --        $   106                  $    13
                                                               ==========       =========                ==========


Supplemental disclosure of non-cash investing and financing activities:

o Issuance of equity securities, including deferred equity security issuance, and assumption of debt in connection with certain acquisitions (Note 1)

o Agreements to pay future cash consideration in connection with certain acquisitions (Note 1)

o The balance sheet includes certain assets and liabilities which have been or will be contributed by SFX Broadcasting to the Company prior to the Spin-Off.

                            See accompanying notes.

                            SFX ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     SFX Entertainment, Inc. ("SFX" or the "Company") was formed as a wholly-owned subsidiary of SFX Broadcasting, Inc. ("SFX Broadcasting") in December 1997 and as the parent company of SFX Concerts, Inc ("Concerts"). Concerts was formed in January of 1997 to acquire and hold SFX Broadcasting's live entertainment operations. During 1997, the Company made several acquisitions as described below. The Company had no substantive operations until its acquisition of Delsener/Slater Enterprises, Ltd. and Affiliated Companies ("Delsener/Slater" or the "Predecessor") in January 1997, and Delsener/Slater is considered the Company's predecessor for financial reporting purposes.

 DELSENER/SLATER

     In January 1997, SFX Broadcasting acquired Delsener/Slater, a leading concert promotion company, for an aggregate consideration of approximately $27,600,000, including $2,900,000 for working capital and the present value of deferred payments of $3,000,000 to be paid without interest over five years and $1,000,000 to be paid without interest over ten years. Delsener/Slater has long-term leases or is the exclusive promoter for seven of the major concert venues in the New York City metropolitan area, including the Jones Beach Amphitheater, a 14,000-seat complex located in Wantagh, New York, and the PNC Bank Arts Center (formerly known as the Garden State Arts Center), a 17,500-seat complex located in Holmdel, New Jersey.

 MEADOWS

     In March 1997, the Company acquired the stock of certain companies which own and operate the Meadows Music Theater (the "Meadows"), a 25,000-seat indoor/outdoor complex located in Hartford, Connecticut for $900,000 in cash, 250,838 shares of SFX Broadcasting Class A Common Stock with a value of approximately $7,500,000 and the assumption of approximately $15,400,000 in debt.

     The Company may assume the obligation to exercise an option held by SFX Broadcasting to repurchase 250,838 shares of SFX Broadcasting's Class A Common Stock for an aggregate purchase price of $8.3 million (the "Meadows Repurchase"). This option was granted in connection with the acquisition of the Meadows Music Theater. If the option were exercised by SFX Broadcasting, the exercise would result in a reduction of Working Capital, as defined in the Spin-Off (see below), by approximately $8.3 million. If the option were not exercised, Working Capital would decrease by approximately $10.5 million.

 SUNSHINE PROMOTIONS

     In June 1997, the Company acquired the stock of Sunshine Promotions, Inc. and certain other related Companies ("Sunshine Promotions"), one of the largest concert promoters in the Midwest, for $53,900,000 in cash, of which $2,000,000 is payable over five years, 62,792 shares of SFX Broadcasting Class A Common Stock issued with a value of approximately $2,000,000, shares of SFX Broadcasting stock issuable over a two year period with a value of approximately $2,000,000 and the assumption of approximately $1,600,000 of debt. The shares of stock to be issued in the future are classified as deferred purchase consideration on the balance sheet. Sunshine Promotions owns the Deer Creek Music Theater, a 21,000-seat complex located in Indianapolis, Indiana, and the Polaris Amphitheater, a 20,000-seat complex located in Columbus, Ohio, and has a long-term lease to operate the Murat Centre (the "Murat"), a 2,700-seat theater and 2,200-seat ballroom located in Indianapolis, Indiana. Pursuant to the Broadcasting Merger Agreement, the Company is responsible for the payments owing under the Sunshine note, which by its terms accelerates upon the change in control of SFX Broadcasting resulting from the consummation of the Broadcasting Merger.

     The Delsener/Slater, Meadows, and Sunshine Promotions acquisitions are collectively referred to herein as the "Completed Acquisitions." The cash portion of the Completed Acquisitions were financed through capital contributions from SFX Broadcasting and were accounted for under the purchase method of accounting. The purchase prices have been preliminarily allocated to the assets acquired and are subject to change.

     The accompanying consolidated financial statements as of December 31, 1997 include the accounts of Delsener/Slater, Sunshine Promotions, the Meadows, and certain assets and liabilities which have been or will be contributed by SFX Broadcasting to the Company prior to the Spin-Off (as defined herein) under the terms of the Broadcasting Merger (as defined herein) Agreement. Operating results for the Completed Acquisitions are included herein from their respective acquisition dates. Operating results associated with the assets and liabilities to be contributed are included herein. SFX Broadcasting provides various administrative services to the Company. It is SFX Broadcasting's policy to allocate these expenses on the basis of direct usage. In the opinion of management, this method of allocation is reasonable and allocated expenses approximate what the Company would have incurred on a stand-alone basis. Intercompany transactions and balances among these companies have been eliminated in consolidation.

     The following unaudited pro forma summary represents the consolidated results for the years ended December 31, 1997 and 1996 as if the Completed Acquisitions had occurred at the beginning of such year after giving effect to certain adjustments, including amortization of goodwill and interest expense on the acquisition debt. These pro forma results have been included for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future (in thousands).



                                      Pro Forma
                                     (unaudited)
                            Year Ended                  Year Ended
                         December 31, 1997           December 31, 1996
Revenues                         $ 110,387                  $ 104,784
Net income                       $     734                  $   2,668

 PENDING SPIN-OFF

     In August 1997, SFX Broadcasting agreed to the merger (the "Broadcasting Merger Agreement") among SBI Holdings, Inc. (the "Buyer"), SBI Radio Acquisition Corporation, a wholly-owned subsidiary of the Buyer, and SFX Broadcasting (the "Broadcasting Merger") and to the spin-off of the Company to the shareholders of SFX Broadcasting (the "Spin-Off"). The Spin-Off is subject to certain conditions, including, among others: (i) the satisfaction of the Board of Directors of SFX Broadcasting that SFX Broadcasting's surplus would be sufficient to permit the Spin-Off under Delaware law, (ii) the acceptance for listing or trading of the Class A Common Stock of the Company, subject to official notice of issuance, on the American Stock Exchange or Nasdaq Stock Market, (iii) receipt of all necessary third party consents to the Spin-Off, and (iv) receipt of necessary SFX Broadcasting stockholder approvals.

     At or prior to the Spin-Off, pursuant to the terms of the Spin-Off, SFX Broadcasting will contribute to the Company all of its concert and other live entertainment assets along with an allocation of working capital in an amount estimated by management of SFX Broadcasting to be consistent with the proper operation of SFX Broadcasting, and the Company will assume all of SFX Broadcasting's liabilities pertaining to the live entertainment businesses, as well as certain other liabilities including the obligation to make change of control payments to certain employees of SFX Broadcasting of approximately $5,000,000 as well as the obligation to indemnify one-half of certain of these employees' excise tax. At the time of the Broadcasting Merger, SFX Broadcasting will contribute its positive Working Capital (as defined in the Broadcasting Merger Agreement) to the Company. If Working Capital is negative, the Company must pay the amount of the shortfall to SFX Broadcasting. As of December 31, 1997, SFX Broadcasting had advanced approximately $11,539,000 to the Company for use in connection with certain acquisitions and capital expenditures. This obligation and other costs subsequently incurred in connection with the Spin-Off were reimbursed in February 1998 with the proceeds from the Senior Subordinated Notes (see Note 2). SFX Broadcasting may advance additional amounts to the Company prior to the consummation of the Spin-Off.

     Prior to the Spin-Off, SFX Broadcasting and the Company will enter into a tax sharing agreement. Under the tax sharing agreement, the Company will agree to pay to SFX Broadcasting the amount of the tax liability of SFX Broadcasting and the Company combined, to the extent properly attributable to the Company for the period up to and including the Spin-Off, and will indemnify SFX Broadcasting for any tax adjustment made in subsequent years that relates to taxes properly attributable to the Company during the period prior to and including the Spin-Off. SFX Broadcasting, in turn, will indemnify the Company for any tax adjustment made in years subsequent to the Spin-Off that relates to taxes properly attributable to the SFX Broadcasting during the period prior to and including the Spin-Off. The Company also will be responsible for any taxes of SFX Broadcasting resulting from the Spin-Off, including any income taxes but only to the extent that the income taxes result from the gain on the distribution that exceeds the net operating losses of SFX Broadcasting and the Company available to offset such gain including net operating losses generated in the current year prior to the Spin-Off.

     The actual amount of the gain will be based on the excess of the value of the Company's Common Stock on the date of the Spin-Off over the tax basis of that stock. The Company believes that the value of the Company's Common Stock for tax purposes will be determined by no later than the first trading day following the date on which the Company's Common Stock is distributed in the Spin-Off. Increases or decreases in the value of the Company's Common Stock subsequent to such date will not effect the tax liability. If the Company's Common Stock had a value of approximately $15 per share at the time of the Spin-Off, management believes that no material indemnification payment would be required. Such indemnification obligation would be approximately
$4.0 million at $16 per share and would increase by approximately $7.7 million for each $1.00 increase above the per share valuation of $16. If the Company's Common Stock was valued at $22 1/2 per share, (the last sales price of the Company's Class A Common Stock (trading on a when-issued basis) on the over the counter market on March 13, 1998), management estimates that the Company would have been required to pay approximately $54.0 million pursuant to such indemnification obligation. The Company expects that such indemnity payment will be due on or about June 15, 1998.

2. RECENT ACQUISITIONS AND FINANCING

     On February 11, 1998, SFX completed the private placement of $350.0 million of 9 1/8% Senior Subordinated Notes (the "Notes") due 2008. Interest is payable on the Notes on February 1 and August 1 of each year.

     On February 26, 1998 the Company executed a Credit and Guarantee Agreement (the "Credit Agreement") which established a $300.0 million senior secured credit facility comprised of (i) a $150.0 million eight-year term loan (the "Term Loan") and (ii) a $150.0 million seven-year reducing revolving credit facility. Loans outstanding under the Credit Facility bear interest, at the Company's option, at 1.875 to 2.375 percentage points over LIBOR or the greater of the Federal Funds rate plus 0.50% or BNY's prime rate. The interest rate spreads on the Term Loan and the Revolver will be adjusted based on the Company's Total Leverage Ratio (as defined in the Credit Agreement). The Company will pay a per annum commitment fee on unused availability under the Revolver of 0.50% to the extent that the Company's Leverage Ratio is greater than or equal to 4.0 to 1.0, and 0.375% if such ratio is less than 4.0 to 1.0 and a per annum letter of credit fee equal to the Applicable LIBOR Margin (as defined in the Credit Agreement) for the Revolver then in effect. The Revolver and Term Loan contain provisions providing that, at its option and subject to certain conditions, the Company may increase the amount of either the Revolver or Term Loan by $50.0 million. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company, including a pledge of the outstanding stock of substantially all of its subsidiaries and guaranteed by all of the Company's subsidiaries. On February 27, 1998, the Company borrowed $150.0 million under the Term Loan. Together with the proceeds from the Notes, the proceeds from the Term Loan were used to finance the Recent Acquisitions (as defined below.)

     On February 24, 1998, the Company acquired all of the outstanding capital stock of BG Presents ("BGP"), one of the oldest promoters of, and owner-operators of venues for, live entertainment in the United States, and a leading promoter in the San Francisco Bay area (the "BGP Acquisition"), for total consideration of approximately $80,300,000 (including the repayment of $12,000,000 in BGP debt and the issuance upon the Spin-Off of 562,640 shares of common stock of the Company valued by the parties at $7,500,000). The sellers of BGP provided net working capital (as defined in the acquisition agreement) at the closing in an amount equal to or greater than long-term debt.

     On February 25, 1998, the Company acquired all of the outstanding capital stock of PACE Entertainment Corporation ("PACE"), one of the largest diversified producers and promoters of live entertainment in the United States, having what the Company believes to be the largest distribution network in the United States in each of its music, theater and specialized motor sports businesses (the "PACE Acquisition"), for total consideration of approximately $150,100,000 (including issuance upon the Spin-Off of 1,500,000 shares of the Company's common stock valued by the parties at $20,000,000 and assumption of approximately $20,600,000 of debt). Under the terms of the agreement, additional cash consideration would be required if the deemed value of the Company's common stock was less than $13.33 per share as a result of changes in the consummation of acquisitions. In related transactions, the Company acquired, for total consideration of $90,600,000 comprised of $41,400,000 in cash, the repayment of approximately $43,100,000 of debt and the assumption of approximately $6,100,000 of debt related to a capital lease, the 66 2/3% ownership interests of Blockbuster Entertainment Corporation and Sony Music Entertainment, Inc. in Amphitheater Entertainment Partnership, a partner of PACE in the Pavilion Partners venue partnership. As a result, the Company owns 100% of Pavilion Partners.

     The PACE acquisition agreement further provides that each seller of PACE shall have an option, exercisable during a period beginning on the fifth anniversary of the closing of the PACE acquisition and ending 90 days thereafter, to require the Company to purchase up to one-third of the PACE consideration stock received by such PACE seller for a cash purchase price of $33.00 per share. With certain limited exceptions, these option rights are not assignable by the PACE sellers.

     Under the terms of an employment agreement to be entered into by the Company with an officer of PACE, the officer will have the right, two years from the date of the acquisition, to purchase PACE's motor sports division at fair value. If the motor sports division has been sold by the Company, the officer would be entitled to purchase PACE's theatrical division for the fair value.

     On February 27, 1998, the Company acquired the Contemporary Group ("Contemporary"), a fully-integrated live entertainment and special event promoter and producer, venue owner and operator and consumer marketer, for total consideration of approximately $101,400,000 comprised of $72,800,000 in cash, a payment for working capital of approximately $9,900,000 and the issuance upon the Spin-Off of 1,402,850 shares of common stock of the Company valued by the parties at $18,700,000 (the "Contemporary Acquisition"). The Contemporary Acquisition involved the merger of Contemporary International Productions Corporation with and into the Company, the acquisition by a wholly owned subsidiary of the Company of substantially all of the assets, excluding certain cash and receivables, of the remaining members of Contemporary and the acquisition by Contemporary of the 50% interest in the Riverport Amphitheater Joint Venture not owned by Contemporary. If any of the Contemporary sellers owns any shares of the Company's Class A Common Stock received in the Contemporary Acquisition on the second anniversary of the closing date and the average trading price of such stock over the 20-day period ending on such anniversary date is less than $13.33 per share, then the Company will make a one-time cash payment to each individual holding any such shares that is equal to the product of (i) the quotient of the difference between (A) the actual average trading price per share over such 20-day period and (B) $13.33 divided by two, multiplied by (ii) the number of shares of Class A Common Stock of the Company received by such individual in the Contemporary Acquisition and owned as of such anniversary date.

     On February 27, 1998, the Company acquired the Network Magazine Group ("Network Magazine"), a publisher of trade magazines for the radio broadcasting industry, and SJS Entertainment Corporation ("SJS"), an independent creator, producer and distributor of music-related radio programming, services and research which it exchanges with radio broadcasters for commercial air-time sold, in turn, to national network advertisers (the "Network Acquisition"), for total consideration of approximately $66,800,000 comprised of $52,000,000 in cash, a payment for working capital of approximately $1,800,000, reimbursed sellers costs of $500,000, the purchase of an office building and property for $2,500,000 and the issuance upon the Spin-Off of approximately 750,000 shares of common stock of the Company valued by the parties at $10,000,000. The $2,500,000 purchase of the office building and property is comprised of cash of approximately $700,000 and the assumption of debt of approximately $1,800,000. The Company is also obligated to pay the sellers an additional payment in common stock or, at the Company's option, cash based on future operating results, as defined, generated on a combined basis by Network Magazine and SJS in 1998, up to a maximum of $14,000,000. In the Network Acquisition, the Company, through a wholly owned subsidiary, acquired all of the outstanding capital stock of each of The Album Network, Inc. and SJS Entertainment Corporation and purchased substantially all of the assets and properties and assumed substantially all of the liabilities and obligations of the Network 40, Inc.

     On March 4, 1998, the Company acquired Concert/Southern Promotions ("Concert/Southern"), a promoter of live music events in the Atlanta, Georgia metropolitan area (the "Concert/Southern Acquisition"), for total cash consideration of approximately $16,900,000 , which includes a $300,000 payment for working capital.


     The PACE Acquisition, the Contemporary Acquisition, the Network Acquisition, the BGP Acquisition and the Concert/Southern Acquisition are collectively referred to herein as the "Recent Acquisitions."


     Each of the Recent Acquisition agreements other than Concert/Southern provide that, should the Spin-Off not occur prior to July 1, 1998, the sellers may require the Company to repurchase the shares of the Company's common stock issued to the sellers for $13.33 each.



3. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

 CASH AND CASH EQUIVALENTS

                  The Company considers all investments purchased with a maturity of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 1997 is $1,235,000 of cash which has been deposited in a separate account and will be used to fund committed capital expenditures at PNC Bank Arts Center.

 PROPERTY AND EQUIPMENT

     Land, buildings and improvements and furniture and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:


Buildings and improvements                    7-40 years
Furniture and equipment                       5-7 years


     Leasehold improvements represent the capitalized costs to renovate the Jones Beach Theatre. The costs to renovate the theatre included permanent seats, a new stage and lavatory facilities. These costs are being amortized over the term of the lease.


GOODWILL

     Goodwill represents the excess of the purchase price over the fair market value of the assets purchased in the Completed Acquisitions and is net of accumulated amortization of $2,745,000. Goodwill is being amortized using the straight-line method over 15 years. Management reviews the carrying value of goodwill against anticipated cash flows on a non-discounted basis to determine whether the carrying amount will be recoverable.

 OTHER ASSETS

     Other assets includes $4,928,000 of costs associated with acquiring the right to receive fees from Triathlon Broadcasting Company ("Triathlon"), an affiliate, for certain financial consulting, marketing and administrative services provided by the Company to Triathlon. Under the terms of the agreement, the Company has agreed to provide consulting and marketing services to Triathlon for an annual fee of $500,000, together with a refundable advance of $500,000 per year against fees to be earned in respect of transactional investment banking services. These fees, which are recorded as a reduction of corporate, general and administrative expenses, will fluctuate based upon the level of acquisition and financing activity of Triathlon. The cost of acquiring the fees is being amortized over the term of the agreement which expires on June 1, 2005. Triathlon has announced its intention to enhance shareholder value through a sale. The Company's management believes that the capitalized cost of acquiring the right to receive fees from Triathlon is recoverable.

REVENUE RECOGNITION

     The Company's operations and revenues are largely seasonal in nature, with generally higher revenue generated in the second and third quarters of the year. The Company's outdoor venues are primarily utilized in the summer months and do not generate substantial revenue in the late fall, winter and early spring. Similarly, the musical concerts that the Company promotes largely occur in the second and third quarters. To the extent that the Company's entertainment marketing and consulting relate to musical concerts, they also predominantly generate revenues in the second and third quarters.

     Revenue from ticket sales is recognized upon occurrence of the event. Advance ticket sales are recorded as deferred revenue until the event occurs.

RISKS AND UNCERTAINTIES

     Accounts receivable are due principally from ticket companies and venue box offices. These amounts are typically collected within 20 days of a performance. Generally, management considers these accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. Certain other accounts receivable, arising from the normal course of business, are reviewed for collectibility and allowances for doubtful accounts are recorded as required. Management believes that no allowance for doubtful accounts is required at December 31, 1996 or 1997.

     The agreement governing the partnership through which PACE holds its interest in the Lakewood Amphitheater in Atlanta, Georgia contains a provision that purports to restrict PACE and its affiliates from directly or indirectly owning or operating another amphitheater in Atlanta. In management's view, this provision will not materially affect the business or prospects of the Company. However, the Company acquired an interest in the Chastain Park Amphitheater, also in Atlanta, in the Concert/Southern acquisition. The Company intends to seek a waiver.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ADVERTISING COSTS

     Advertising costs are expensed as incurred and approximated
$7,109,000, $4,896,000 and $2,687,000 in 1997, 1996, and 1995, respectively.

INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This statement requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities.


     The Company calculates its tax provision on a separate company basis.

RECLASSIFICATION

     Certain amounts in 1995 and 1996 have been reclassified to conform to the 1997 presentation.

4. CONNECTICUT DEVELOPMENT AUTHORITY ASSISTANCE AGREEMENT

     On September 12, 1994, the Connecticut Development Authority ("CDA") entered into a non-recourse assistance agreement with the Meadows whereby the CDA provided grant funds for the construction and development of the Meadows through the issuance of State of Connecticut General Fund Obligation Bonds ("GFO Bonds"). The Meadows received bond proceeds of $8,863,000. Pursuant to such agreement, the annual tax revenues derived from the operation of the amphitheater are utilized to satisfy the annual service requirements under the GFO Bonds. In the event that annual tax revenues derived from the operation of the amphitheater do not equal annual service requirements under the GFO Bonds, the Company must deposit the lesser of the operating shortfall, as defined, or 10% of the annual service under the GFO Bonds. An operating shortfall has not existed since the inception of the CDA. The GFO Bonds mature on October 15, 2024 and have an average coupon rate of 6.33%. Annual service requirements, including interest, on the GFO Bonds for each of the next five years and thereafter are as follows (in thousands):


        1998                      $ 739
        1999                        737
        2000                        739
        2001                        740
        2002                        741
        Thereafter               16,399
                              ------------
                                $20,095
                              ============

     The assistance agreement requires an annual Meadows attendance of at least 400,000 for each of the first three years of operations. It will not be considered an event of default if the annual Meadows attendance is less than 400,000 provided that no operating shortfall exists for that year or if an operating shortfall exists such amount has been deposited by the Company. If there is an event of default, the CDA may foreclose on the construction mortgage loan (see Note 5). If the amphitheater's operations are relocated outside of Connecticut during the ten year period subsequent to the beginning of the assistance agreement or during the period of the construction mortgage loan, the full amount of the grant funds plus a penalty of 5% must be repaid to the State of Connecticut.

5. LONG-TERM DEBT

     The Predecessor did not have any long-term debt as of December 31, 1996. As of December 31, 1997, the company's long-term debt, which is recorded at present value, consisted of the following (in thousands) :

Meadows CDA Mortgage Loan                   $ 7,411
Meadows Concession Agreement Loans            5,872
Meadows CDA Construction Loan                   700
Murat notes payable                             790
Meadows note payable                            694
Polaris note payable                            221
Capital l ease o bligations                     490

                                         -------------
                                             16,178

 Less current portion                           923

                                        --------------
                                           $ 15,255
                                        ==============

 MEADOWS CDA MORTGAGE LOAN

     On September 12, 1994, the CDA entered into a construction mortgage loan agreement for $7,685,000 with the Meadows. The purpose of the loan was to finance a portion of the construction and development of the Meadows. The loan agreement contains substantially the same covenants as the CDA assistance agreement (see Note 4). The mortgage loan bears interest at 8.73% and is payable in monthly installments of principal and interest. The mortgage loan matures on October 15, 2019.

     The loan is collateralized by a lien on the Meadows' assets. The loan is secured by an irrevocable standby letter of credit issued by the Company in the amount of $785,000.

 MEADOWS CONCESSION AGREEMENT LOANS

     In connection with the Meadows' concession agreement, the concessionaire loaned the Meadows $4,500,000 in 1995 to facilitate the construction of the amphitheater. Principal and interest at the rate of 7.5% per annum on the note is payable via withholdings of the first $31,299 from each monthly concession commission payment. As of December 31, 1997, the outstanding balance was $4,343,000.

     During 1995, the concessionaire loaned the Meadows an additional $1,000,000. This loan bears interest at a rate of 9.75% per annum and is payable via withholdings of an additional $11,900 of principal, plus interest, from each monthly concession commission payment through December 20, 2002. As of December 31, 1997, the outstanding balance was $679,000.

     The concession agreement also required the Company to supply certain equipment to the concessionaire at the Company's expense. The cost of the equipment purchased by the concessionaire was converted to a note payable for $884,000. The note bears interest at the rate of 9.25% per annum and provides for monthly principal and interest payments of $10,185. However, the Company is not required to make any principal or interest payments to the extent that 5% of receipts, as defined, in any month are less than the amount of the payment due. As of December 31, 1997, the outstanding balance was $850,000.

MEADOWS CDA CONSTRUCTION LOAN

     In March 1997, the Meadows entered into a $1,500,000 loan agreement with the CDA of which $1,000,000 was funded in March 1997. Principal payments of $150,000 are due on July 1 and October 1 of each year commencing July 1, 1997 through October 1, 2001. The note bears interest at the rate of 8.9% per annum through February 1, 1998, and thereafter at the index rate, as defined, plus 2.5%. In addition, the Meadows is required to make principal payments in an amount equal to 10% of the annual gross revenue, as defined, in excess of $13,000,000 on or before the March 1 following each calendar year commencing March 1, 1998. In 1997, gross revenues did not exceed the defined threshold and thus no principal payment was made on March 1, 1998.


MURAT NOTES PAYABLE


     The Company has two loans payable to the Massachusetts Avenue Community Development Corporation (MAC), an $800,000 non-interest bearing note and a $1,000,000 note. Principal payments on the non-interest bearing note are the lesser of $0.15 per Murat ticket sold during fiscal year or remaining net cash flow, as defined. Interest on the other note is calculated annually and is equal to the lesser of (1) $0.10 per Murat ticket sold during the fiscal year,
(2) prime plus 1% or (3) remaining net cash flow, as defined. Interest and principal on the $1,000,000 note is payable at the lesser of $0.10 per Murat ticket sold during fiscal year or remaining net cash flow, as defined.

     Provisions of the $800,000 note payable requires the Murat to continue making payments after the principal has been paid down equal to the lesser of $0.15 per Murat ticket sold during the fiscal year or remaining cash flow. These payments are to be made to a not-for-profit foundation and will be designated for remodeling and upkeep of the theatre.


MEADOWS NOTE PAYABLE

     Under the terms of a Meadows ticket and sales agreement, a vendor loaned the Company $824,500 and pays the Company an annual fee of $140,000 for nine years commencing in March 1996. Proceeds from the annual fee are used by the Company to make the annual principal and interest payments.

POLARIS NOTE PAYABLE

     In 1994, a concessionaire advanced Sunshine Promotions $500,000 to be used in the construction of the Polaris Amphitheater. The advance is interest free and is payable in annual installments of $25,000 beginning in 1994 for a period of 20 years.

 CAPITAL LEASE OBLIGATIONS

     The Company has entered into various equipment leases. Interest on the leases range from 6.5% to 18.67%.

     Principal maturities of the long-term debt, notes payable and capital lease obligations over the next five years as of December 31, 1997 are as follows (in thousands):



                        Long-term Debt And            Capital Lease
                        Notes Payable                 Obligations

        1998                $ 756                       $ 167
        1999                  782                         157
        2000                  611                         113
        2001                  541                          53
        2002                $ 537                          --



6. PROPERTY AND EQUIPMENT


     The Company's property and equipment as of December 31, 1997 and 1996 consisted of the following (in thousands):

                                                         Predecessor
                                            1997             1996
                                            ----             ----
Land                                      $ 8,752               --
Building and improvements                  44,364               --
Furniture and equipment                     6,503            $ 131
Leasehold improvements                      2,676            6,726
                                     ------------------ -------------
                                           62,295            6,857
Accumulated depreciation                   (2,610)          (4,626)
                                     ------------------ -------------
                                          $ 59,685          $2,231
                                     ================== =============

7. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

     The Company is a 49% partner in a general partnership which subleases a theater located in New York City. Income associated with the promotion of concerts at this theater is recorded as concert revenue. Any such promotion revenue recognized reduces the Company's share of the partnership's profits. The Company is also a one-third partner in GSAC Partners, a general partnership through which it shares in the income or loss of the PNC Bank Arts Center at varying percentages based on the partnership agreement. The Company records these investments on the equity method. In connection with the PACE Acquisition, the Company agreed to purchase the interest in GSAC Partners that it did not already own and in 1998 completed the purchase. Thus, the financial position and operations of GSAC Partners will be consolidated into those of the Company beginning in 1998.

     The following is a summary of the unaudited financial position and results of operations of the Company's equity investees (GSAC Partners in 1997 and 1996 only) as of and for the years ended December 31, 1997, 1996 and 1995 (in thousands):



                                                      1997               1996           1995
                                             -----------------       ------------   -----------
Current assets                                     $ 2,818               $   756          $ 214
Property, plant and equipment                        1,427                   239            122
Other assets                                           239                   819             --
                                             -----------------       ------------   -----------

Total assets                                       $ 4,484               $ 1,814          $ 336
                                             =================       ============   ===========


Current liabilities                                $ 1,621               $ 1,534          $ 264
Partners' capital                                    2,863                   280             72
\                                             -----------------       ------------   -----------

Total liabilities and partners' capital            $ 4,484               $ 1,814          $ 336
                                             =================       ============   ===========

Revenue                                            $20,047               $16,037         $4,058
Expenses                                            17,074                14,624          2,954
                                             -----------------       ------------   -----------

Net income                                         $ 2,973                 1,413         $1,104
                                             =================       ============   ===========



     The equity income recognized by the Company represents the appropriate percentage of investment income less amounts reported in concert revenues for shows promoted by the Company at these theaters. Such concert revenues of unconsolidated subsidiaries was approximately $97,000, $205,000 and $110,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

8. INCOME TAXES

     The provisions for income taxes for the years ended December 31, 1997, 1996 and 1995 are summarized as follows ( in thousands):


                                                 Predecessor        Predecessor
                                      1997             1996               1995
Current:


 Federal                                  --             --                --
 State                                  $420           $106               $13

Deferred:

 Federal                                 --              --                --
 State                                   70              --                --
                                 ------------       -------------    ----------
Total                                  $490            $106               $13
                                 ============       =============    ==========


     No Federal income taxes were provided in 1997 as a result of the Company's inclusion in the consolidated federal income tax return with SFX Broadcasting. If the Company had filed on a stand alone basis, its federal tax provision would have been approximately $2,050,000, consisting of $1,760,000 in current taxes and approximately $290,000 of deferred taxes. The Predecessor had no Federal tax provision in 1996 or 1995 by virtue of the status of its profitable included companies as S Corporations. State income taxes were provided to the extent that S Corporation status was not recognized.

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax asset and liabilities as of December 31, 1997 are as follows (in thousands):

Deferred tax assets:

Deferred compensation                $  783

Deferred tax liabilities:

Depreciable assets                   $3,600
                                   ----------
Net deferred tax liability           $2,817
                                   ==========


     The Predecessor had no deferred tax liabilities as of December 31, 1996.

     The acquisition of the Meadows resulted in the recognition of deferred tax liabilities of approximately $3,200,000 under the purchase method of accounting. These amounts were based upon the excess of the financial statement basis over the tax basis in assets, principally fixed assets. The acquisition of Delsener/Slater resulted in the recognition of deferred tax assets of approximately $1,200,000 under the purchase method of accounting. These amounts were based upon the excess of the financial statements basis over the tax basis in assets, principally deferred compensation.

     At December 31, 1997, 1996, and 1995 the effective rate varies from the statutory Federal income tax rate as follows (in thousands):


                                        1997            1996            1995
                                        ----            ----            ----
Income taxes at the statutory rate     $1,463          $(139)           $54
Effect of Subchapter S status              --            139            (54)
Nondeductible amortization                800             --             --
Travel and entertainment                   20             --             --
Effect of consolidated return loss     (2,283)            --             --
State and local income taxes
(net of Federal benefit)                  490            106             13
                                        -----            ---             --
Total provision                         $ 490           $106            $13
                                        =====           ====            ===

9. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS


     Pursuant to the terms of the Spin-Off, upon the consummation of the Broadcasting Merger, the Company will assume all obligations under any employment agreements or arrangements between SFX Broadcasting and any employee of the Company.

     While the Company is involved in several suits and claims in the ordinary course of business, the Company is not now a party to any legal proceeding that the Company believes would have a material adverse effect on its business.

     The Company's operating leases includes primarily leases with respect to venues, office space and land. Total rent expense was $2,753,000 , $875,000 and $835,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The lease terms range from 3 to 37 years. Prior to the Spin-Off, the Company will enter into contracts with certain officers and other key employees. No such contracts existed in 1997. The future minimum payments for all noncancelable operating leases and employee agreements with initial terms of one year or more are as follows (in thousands):

                             Operating Leases    Employment Agreements
                             ----------------    ---------------------
1998                            $ 3,366              $ 1,900
1999                              3,823                1,864
2000                              1,648                1,624
2001                              1,666                1,534
2002                              1,678                  300
2003 and thereafter              14,117                   --
                                  ------               -----
                                $26,298               $7,222
                               =========              =======


     The Company has committed to expansion projects at the Jones Beach Theater and PNC Bank Arts Center and, in connection with the BGP Acquisition, for the construction of a new amphitheater in the Seattle, Washington market. The Jones Beach Theater and PNC Bank Arts Center expansions are expected to be completed in June 1998 and to cost approximately $15,000,000 and $10,500,000, respectively. As of December 31, 1997, approximately $1,018,000 and $1,500,000 , respectively, of these costs have been incurred. The new amphitheater in Seattle is expected to cost $10,000,000 and is expected to be completed in the s pring of 1999.

     As of December 31, 1997 and 1996, outstanding letters of credit for $1,110,000 and $400,000, respectively, were issued by banks on behalf of the Company as security for loans and the rental of theaters.

     In connection with the acquisition of Delsener/Slater, SFX Broadcasting entered into an employment agreement with each of Ron Delsener and Mitch Slater pursuant to which each of Messrs. Delsener and Slater serve as Co-President and Co-Chief Executive Officer of Delsener/Slater. Each of the employment agreements continues until December 31, 2001 unless terminated earlier by the Company for cause or voluntarily by Mr. Delsener or Mr. Slater.

     In certain cases, Messrs. Delsener and Slater have rights to purchase the outstanding capital stock of Delsener/Slater for fair market value as defined in their employment agreements.

     Additionally, in the case of a return event, as defined, which may be deemed to include the Spin-Off, the Broadcasting Merger and related transactions, Messrs. Delsener and Slater have the right to receive a portion of the excess of the proceeds of the return event over a fixed amount determined in reference to the original purchase price for Delsener/Slater, all as calculated pursuant to the Delsener and Slater employment agreements. Management believes that, with respect to the Spin-Off, the Broadcasting Merger and related transactions, no payment will accrue to Mr. Delsener or Mr. Slater pursuant to their employment agreements.

     The employment agreements further provide that Messrs. Delsener and Slater shall be paid annual bonuses determined with reference to Delsener/Slater profits, as defined, for the immediately preceding year. Management believes that no such bonus was earned for the year ended December 31, 1997.

     Messrs. Delsener and Slater and the Company are in the process of negotiating amendments to their employment agreements to reflect, among other things, the changes to the business of the Company as a result of the Recent Acquisitions and the Spin-Off, and each of Messrs. Delsener and Slater have agreed in principle to waive any rights which may accrue in connection with the Broadcasting Merger or the Spin-Off. The Company also expects, in connection with the foregoing, to negotiate mutually satisfactory amendments to certain of Messrs. Delsener's and Slater's compensation arrangements, including bonus and profit sharing provisions.

10. RELATED PARTY TRANSACTIONS

     The Company's Executive Vice President, General Counsel and Director is Of Counsel to the law firm of Baker & McKenzie. Baker & McKenzie serves as counsel to the Company in certain matters. Baker & McKenzie compensates the executive based, in part, on the fees it receives from providing legal services to the Company and other clients originated by the executive. In 1997, the Company incurred fees of approximately $2,948,000 for legal services related to the Recent Acquisitions. Such fees were funded by SFX Broadcasting on behalf of the Company. In February 1998, the Company reimbursed SFX Broadcasting for these fees.

     Due to stockholder represents the balance due to Mr. Delsener on his advances to renovate the Jones Beach Theatre (the "Jones Beach Loan") and the PNC Bank Arts Center (the "PNC Loan"). Delsener /Slater paid interest at 8% per annum on the Jones Beach Loan, which was repaid in May 1996. The PNC Loan, which was originated in 1996 was repaid in connection with the acquisition of Delsener/Slater by SFX Broadcasting in 1997 (See Note 1).

11. CAPITAL STOCK

     Prior to the Spin-Off, the Company will amend and restate its certificate of incorporation to, among other things, increase its authorized capital stock and will issue to SFX Broadcasting, in exchange for the issued and outstanding shares of the Company's Common Stock held by SFX Broadcasting, the number of shares of the Company's Common Stock necessary to consummate the Spin-Off.


     Subject to the approval of shareholders of SFX Broadcasting, holders of the Company's Class A Common Stock will be entitled to one vote and holders of the Company's Class B Common Stock will be entitled to ten votes on all matters submitted to a vote of shareholders except for (a) the election of directors,

(b) with respect to any "going private" transaction involving the Chairman and
(c) as otherwise provided by law.

     The Board of Directors has the authority to issued preferred stock and will assign the designations and rights at the time of issuance.

12. DEFINED CONTRIBUTION PLAN

     The Company sponsors a 401(k) defined contribution plan in which most full-time employees are eligible to participate. The Plan presently provides for discretionary employer contributions. There were no contributions in 1997.

13. SUBSEQUENT EVENTS

     During January 1998, the Board of Directors and SFX Broadcasting, as sole stockholder, approved and adopted a stock option and restricted stock plan providing for the issuance of restricted shares of the Company's Class A Common Stock and options to purchase shares of the Company's Class A Common Stock totaling up to 2,000,000 shares.

     During January 1998, in connection with certain executive officers entering into employment agreements with the Company the Board of Directors, upon recommendation of the Compensation Committee, approved the sale of an aggregate of 650,000 shares of the Company's Class B Common Stock and 190,000 shares of the Company's Class A Common Stock to certain executive officers for a purchase price of $2.00 per share. Such shares will be issued on or about the effective date of the Spin-Off. A substantial non-cash charge to earnings will be recorded by the Company at the time of the Spin-Off based on the then fair value of such shares.

     In addition, the Board, upon recommendation of the Compensation Committee, has approved the issuance of stock options exercisable for 245,000 shares of the Company's Class A Common Stock. The options will vest over five years and will have an exercise price of $5.50 per share. The Company will record non-cash compensation charges over the five-year period to the extent that the fair value of the Company's Class A Common Stock exceeds the exercise price.

     Further, the Board of Directors has approved the issuance of shares of the Company's Class A Common Stock to holders of stock options or stock appreciation rights ("SARs") of SFX Broadcasting as of the Spin-Off record date, whether or not vested. The issuance was approved to allow such holders of these options or SARs to participate in the Spin-Off in a similar manner to holders of SFX Broadcasting's Class A Common Stock. Additionally, many of the option holders will become officers, directors and employees of the Company.