Form 10-Q
period 1998-03-31
SFX ENTERTAINMENT INC
filed 1998-05-05
CIK 1051253

                                  FORM 10-Q

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number: 333-43287

                           SFX ENTERTAINMENT, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                    13-3977880
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


                        650 MADISON AVENUE, 16TH FLOOR
                           NEW YORK, NEW YORK 10155
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (212)-838-3100
                       (REGISTRANT'S TELEPHONE NUMBER)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of MAY 4, 1998, the number of shares outstanding of the Registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, was 18,512,170 and 1,697,037, respectively.

                   SFX ENTERTAINMENT, INC. AND SUBSIDIARIES
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                 PAGE
                                                                               --------
PART I        FINANCIAL INFORMATION
Item 1        Financial Statements
              Consolidated Balance Sheets at March 31, 1998 (Unaudited) and
               December 31,1997..................................................  2
              Consolidated Statements of Operations for the Three Months
              Ended  March 31, 1998 and 1997 (Unaudited).........................  3
              Consolidated Statements of Cash Flows for the Three Months
              Ended  March 31, 1998 and 1997 (Unaudited).........................  4
              Notes to Consolidated Financial Statements (Unaudited).............  5
Item 2        Management's Discussion and Analysis of Financial Condition and
               Results of Operations............................................. 13
PART II       OTHER INFORMATION
Item 2        Changes in Securities and Use of Proceeds.......................... 27
Item 6        Exhibits and Reports on Form 8-K................................... 28
              SIGNATURES......................................................... 29

                   SFX ENTERTAINMENT, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  MARCH 31,    DECEMBER 31,
                                                                     1998          1997
                                                                 ----------- --------------
                                                                 (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents .....................................   $ 93,992      $  5,979
 Accounts receivable ...........................................     36,251         3,831
 Prepaid expenses and other current assets .....................     19,132         1,410
                                                                 ----------- --------------
Total current assets ...........................................    149,375        11,220
Property and equipment, net ....................................    196,732        59,685
Deferred acquisition costs .....................................         --         6,213
Goodwill and other intangible assets, net ......................    470,721        60,306
Investment in equity investees .................................     18,506           937
Note receivable from employees .................................      4,060           900
Other assets ...................................................     19,032         7,681
                                                                 ----------- --------------
TOTAL ASSETS ...................................................   $858,426      $146,942
                                                                 =========== ==============
LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
 Accounts payable and accrued expenses .........................   $ 50,501      $  2,715
 Deferred revenue ..............................................     54,943         3,603
 Income taxes payable ..........................................     15,160         1,707
 Due to SFX Broadcasting .......................................    125,378        11,539
 Current portion of long-term debt .............................     12,127           755
 Current portion of capital lease obligations ..................        326           168
 Current portion of deferred purchase consideration  ...........      1,730         1,950
                                                                 ----------- --------------
Total current liabilities ......................................    260,165        22,437

Long-term debt, less current portion ...........................    518,574        14,929
Capital lease obligations, less current portion ................     11,976           326
Deferred purchase consideration, less current portion  .........      4,128         4,289
Deferred income taxes ..........................................     50,559         2,817
                                                                 ----------- --------------
Total liabilities ..............................................    845,402        44,798

Minority interest ..............................................      1,570            --
Temporary equity-Stock subject to redemption ...................     16,500            --
Shareholder's equity (deficit):
Net capital transferred from SFX Broadcasting ..................    (21,410)       98,184
Preferred Stock, $.01 par value, 25,000,000 shares authorized,
 10 shares issued and outstanding at March 31, 1998 and no
 shares issued and outstanding at December 31, 1997  ...........         --            --
Class A common stock, $.01 par value, 100,000,000 shares
 authorized, 13,579,024 shares issued and outstanding  .........        136           136
Class B common stock, $.01 par value, 10,000,000 shares
 authorized, 1,047,037 shares issued and outstanding  ..........         10            10
Paid-in capital ................................................     39,975            --
Accumulated (deficit) earnings .................................    (23,757)        3,814
                                                                 ----------- --------------
Total shareholder's equity (deficit)............................     (5,046)      102,144
                                                                 ----------- --------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT) ...........   $858,426      $146,942
                                                                 =========== ==============

                            See accompanying notes.

                   SFX ENTERTAINMENT, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           ----------------------
                                                               1998       1997
                                                           ----------- ---------
Revenue ..................................................   $ 60,994    $ 7,789
Operating expenses:
 Cost of revenue .........................................     58,175      7,738
 Depreciation and amortization............................      4,428        660
 Corporate expenses, net of Triathlon fees of $133 in
 1998  and $641 in 1997 ..................................      1,314        858
                                                           ----------- ----------
                                                               63,917      9,256
                                                           ----------- ----------
Loss from operations .....................................     (2,923)    (1,467)
Investment income ........................................       (897)       (26)
Interest expense .........................................      6,748        103
Other expenses, principally relating to the Spin-Off  ....     18,385         --
Minority interest ........................................         82         --
Pretax income of equity investees ........................       (445)        --
                                                           ----------- ----------
Loss before provision for income taxes ...................    (26,796)    (1,544)
Provision for income taxes ...............................        500         --
                                                           ----------- ----------
Net loss .................................................    (27,296)    (1,544)
Accretion on stock subject to redemption..................       (275)        --
                                                           ----------- ----------
Net loss applicable to Common Shares......................   $(27,571)   $(1,544)
                                                           =========== ==========























                            See accompanying notes.

                   SFX ENTERTAINMENT, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                                                      THREE MONTHS ENDED MARCH
                                                                                31,
                                                                      ------------------------
                                                                          1998        1997
                                                                      ----------- -----------
Operating activities:
Net loss ............................................................  $ (27,296)   $  (1,544)
Adjustment to reconcile net loss to net cash provided by operating activities:
 Depreciation and amortization ......................................      4,428         660
 Pretax income of equity investees, net of distributions received  ..       (351)         --
 Other expenses, principally relating to Spin-Off....................     18,385          --
 Minority interest...................................................         82          --
 Changes in operating assets and liabilities, net of amounts acquired:
  Accounts receivable................................................      3,390        (260)
  Prepaid expenses and other current assets..........................     (1,207)       (603)
  Other assets.......................................................     (1,150)      1,384
  Accounts payable and accrued expenses..............................      4,586         (81)
  Deferred revenue...................................................      8,273         751
                                                                      ----------- -----------
Net cash provided by operating activities............................      9,140         307
Investing activities:
 Acquisition of businesses, net of cash acquired.....................   (367,997)    (22,590)
 Purchase of property and equipment..................................    (11,785)        (22)
                                                                      ----------- -----------
Net cash used in investing activities................................   (379,782)    (22,612)
                                                                      ----------- -----------
Financing activities:
 Capital transferred from SFX Broadcasting...........................         --      24,956
 Repayment of debt...................................................     (1,158)        (29)
 Proceeds from issuance of senior subordinated notes and borrowings
  under credit agreement.............................................    500,000          --
 Spin-Off related payments ..........................................    (17,107)         --
 Due to SFX Broadcasting ............................................     (6,161)         --
 Other, principally debt issuance costs .............................    (16,920)         --
                                                                      ----------- -----------
Net cash provided by financing activities............................    458,654      24,927
Net increase in cash and cash equivalents............................     88,012       2,622
Cash and cash equivalents at beginning of period.....................      5,980           0
                                                                      ----------- -----------
Cash and cash equivalents at end of period...........................  $  93,992    $  2,622
                                                                      =========== ===========
Supplemental disclosure of cash flow information:
Cash paid for interest...............................................  $     274    $     --
                                                                      =========== ===========
Cash paid for income taxes...........................................  $      --    $     --
                                                                      =========== ===========

------------

Supplemental disclosure of non-cash investing and financing activities:

   o Issuance of equity securities, including deferred equity security issuance and assumption of debt in connection with certain acquisitions (see Note 1).

   o Agreements to pay future cash consideration in connection with certain acquisitions (see Note 1).

   o The balance sheet includes certain assets and liabilities which have been contributed by SFX Broadcasting to the Company in connection with the Spin-Off.

                            See accompanying notes.

                   SFX ENTERTAINMENT, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

   SFX Entertainment, Inc. ("SFX" or the "Company") was formed as a wholly-owned subsidiary of SFX Broadcasting, Inc. ("SFX Broadcasting") in December 1997 and as the parent company of SFX Concerts, Inc ("Concerts"). Concerts was formed in January of 1997 to acquire and hold SFX Broadcasting's live entertainment operations. During 1997 and 1998, the Company made several acquisitions as described below. The Company had no substantive operations until its acquisition of Delsener/Slater Enterprises, Ltd. and Affiliated Companies ("Delsener/Slater") in January 1997.

   Information with respect to the three months ended March 31, 1998 and 1997 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company, for the periods presented.

   In June 1997, the Financial Accounting Standards Board issued Statement No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information," which establishes new standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 31, 1997, and therefore the Company will adopt the new requirements in 1998. Management has not yet completed its review of SFAS 131 but does not expect that its adoption will have a material effect on the Company's statement of position or revenues, only on the composition of its reportable segments.

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

   In August 1997, SFX Broadcasting agreed to the merger (the "Broadcasting Merger Agreement") among SBI Holdings, Inc. (the "Buyer"), SBI Radio Acquisition Corporation, a wholly-owned subsidiary of the Buyer, and SFX Broadcasting (the "Broadcasting Merger") and to the spin-off of the Company to the shareholders of SFX Broadcasting (the "Spin-Off"). The Spin-Off was completed on April 27, 1998 and the Broadcasting Merger is expected to be completed in the second quarter of 1998.

   Pursuant to the terms of the Spin-Off, SFX Broadcasting contributed to the Company all of the assets relating to its live entertainment businesses and the Company assumed all of SFX Broadcasting's liabilities pertaining to the live entertainment businesses, as well as certain other liabilities including the obligation to make change of control payments to certain employees of SFX Broadcasting of approximately $5,000,000 as well as the obligation to indemnify one-half of certain of these employees' excise tax. At the time of the Broadcasting Merger, SFX Broadcasting will contribute its positive Working Capital (as defined in the Broadcasting Merger Agreement) to the Company. If Working Capital is negative, the Company must pay the amount of the shortfall to SFX Broadcasting. Alternatively, SFX Broadcasting must pay to the Company any net positive Working Capital. As of March 31, 1998, SFX

Broadcasting had advanced approximately $5,378,000 to the Company for use in connection with certain acquisitions and capital expenditures. This obligation and other costs subsequently incurred in connection with the Spin-Off were reimbursed in April 1998.

   SFX Broadcasting and the Company have entered into a tax sharing agreement, pursuant to which the Company is responsible for certain taxes, including income taxes imposed with respect to income generated by the Company for the periods prior to the Spin-Off and taxes resulting from gain recognized in the Spin-Off. The Company will be allowed to offset any gain or income by the net operating losses of SFX Broadcasting (including net operating losses generated in the current year prior to the Spin-Off) which are available to offset such gain or income. The Company believes that the amount of taxes that it will be required to pay in connection with the Spin-Off will be determined by reference to the average of the high and low sales price of the Class A Common Stock on April 27, 1998 (the date of the distribution of Common Stock pursuant to the Spin-Off). Increases or decreases in the value of the Common Stock subsequent to such date will not affect the tax liability. The average of the high and low sales price of the Class A Common Stock on the Nasdaq National Market on April 27, 1998 was $30.50 per share and management estimates that the Company will be required to pay approximately $120.0 million pursuant to such indemnification obligation. Most of the tax liability relates to certain deferred intercompany transactions creating taxable income for the Company. Management believes that these deferred intercompany transactions will give rise to additional tax basis which will be available to offset future taxable income of the Company. Management's estimates of the amount of the indemnity payment and additional taxable basis are based on certain assumptions which management believes are reasonable. However, upon completion of the relevant tax forms, including any potential audits, such assumptions could be modified in a manner which would result in a significant variance in the actual amounts of the tax indemnity and of the additional basis. The Company intends to use a substantial portion of the net proceeds from an equity offering to make such payment and expects that such payment will be due on or about June 15, 1998. Such payment will not result in any corresponding increase in the Company's assets or cash flows.

2. RECENT ACQUISITIONS

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

   In connection with the acquisition of the Meadows, SFX Broadcasting obtained an option to repurchase 250,838 shares of its Class A common stock (the "Meadows Shares") for an aggregate purchase price of $8.3 million (the "Meadows Repurchase"). Pursuant to the terms of the SFX Merger Agreement, if the Meadows Shares are outstanding at the effective time of the SFX Merger, Working Capital would be decreased by approximately $10.5 million. However, SFX Broadcasting was restricted from exercising the Meadows Repurchase by certain loan covenants and other restrictions.

   In January 1998, Robert F.X. Sillerman, the Executive Chairman of the Company, committed to finance the $8.3 million exercise price of the Meadows Repurchase in order to avoid the $10.5 million reduction to Working Capital. In consideration for such commitment, the board of directors of SFX Broadcasting agreed that Mr. Sillerman would receive approximately the number of shares of Class A Common Stock to be issued in the Spin-Off with respect to the Meadows Shares. At the time SFX Broadcasting accepted Mr. Sillerman's commitment, the board of directors of SFX Broadcasting valued the Class A Common Stock to be issued in the Spin-Off at $4.20 per share, the value attributed to such shares in the fairness opinion obtained by SFX Broadcasting in connection with the Broadcasting Merger. In April 1998, SFX Broadcasting assigned the option for the Meadows Shares to an unaffiliated third party and, in connection therewith, paid such party a fee of $75,000. Mr. Sillerman subsequently advanced such party the $8.3 million exercise price for the Meadows Repurchase which will become due on the earlier of the date on which the Meadows Shares are disposed of by the third party or January 16, 1999. If the SFX Merger is consummated, the Meadows Shares will be tendered in the SFX Merger without any gain or loss to the third party. In the event that the SFX Merger is not consummated on or before December 31, 1998, SFX Broadcasting has the option, for a limited time, to repurchase the Meadows Shares for an aggregate consideration of approximately $10.0 million. The third party has agreed to transfer to Mr. Sillerman the Class A Common Stock to be issued in the Spin-Off with respect to the Meadows Shares. The transaction has been approved by SFX Broadcasting's board of directors, including the independent directors. A non-cash charge to earnings of approximately $7.5 million will be recorded in the second quarter of 1998 based on the fair value of the shares received by Mr. Sillerman as of the date of the Meadows Repurchase.

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

   The Delsener/Slater, Meadows, and Sunshine Promotions acquisitions are collectively referred to herein as the "1997 Acquisitions." The cash portion of the 1997 Acquisitions were financed through capital contributions from SFX Broadcasting and were accounted for under the purchase method of accounting. The purchase price of Sunshine Promotions has been preliminarily allocated to the assets acquired and liabilities assumed and is subject to change.

Westbury

   On January 8, 1998, the Company acquired a long-term lease for Westbury Music Fair, located in Westbury, New York, for an aggregate consideration of approximately $3.0 million and an agreement to issue 75,019 shares of Class A Common Stock. During the period between the closing and January 8, 2000, the Company has the right to repurchase all of such shares for an aggregate consideration of $2.0 million and the seller has the right to require the Company to purchase all of such shares for an aggregate consideration of $750,000. The purchase price was financed from the Company's cash on hand.

BGP

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

   Under the terms of an employment agreement entered into by the Company with an officer of PACE, the officer will have the right, two years from the date of the acquisition, to purchase PACE's motor sports division at fair value. If the motor sports division has been sold by the Company, the officer would be entitled to purchase PACE's theatrical division for the fair value.

   In addition, on March 25, 1998 PACE paid $4,000,000 to acquire a 67% interest in certain assets and liabilities of USA Motor Sports. The remaining 33% interest is owned by the Contemporary Group.

Contemporary

   On February 27, 1998, the Company acquired the Contemporary Group ("Contemporary"), a fully-integrated live entertainment and special event promoter and producer, venue owner and operator and consumer marketer, for total consideration of approximately $101,400,000 comprised of $72,800,000 in cash, a payment for working capital of approximately $9,900,000 and the issuance of preferred stock of the Company valued by the parties at $18,700,000 which, upon the Spin-Off, was converted into 1,402,850 shares of common stock of the Company (the "Contemporary Acquisition"). The Contemporary Acquisition involved the merger of Contemporary International Productions Corporation with and into the Company, the acquisition by a wholly owned subsidiary of the Company of substantially all of the assets, excluding certain cash and receivables, of the remaining members of Contemporary and the acquisition by Contemporary of the 50% interest in the Riverport Amphitheater Joint Venture not owned by Contemporary. If any of the Contemporary sellers owns any shares of the Company's Class A Common Stock received in the Contemporary Acquisition on the second anniversary of the closing date and the average trading price of such stock over the 20-day period ending on such anniversary date is less than $13.33 per share, then the Company will make a one-time cash payment to each individual holding any such shares that is equal to the product of (i) the quotient of the difference between (A) the actual average trading price per share over such 20-day period and (B) $13.33 divided by two, multiplied by (ii) the number of shares of Class A Common Stock of the Company received by such individual in the Contemporary Acquisition and owned as of such anniversary date.

Network

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

Concert/Southern

   On March 4, 1998, the Company acquired Concert/Southern Promotions ("Concert/Southern"), a promoter of live music events in the Atlanta, Georgia metropolitan area (the "Concert/Southern Acquisition"), for total cash consideration of approximately $16,900,000, which includes a $300,000 payment for working capital.

   The PACE Acquisition, the Contemporary Acquisition, the Network Acquisition, the BGP Acquisition and the Concert/Southern Acquisition are collectively referred to herein as the "1998 Acquisitions." The cash portion of the 1998 Acquisitions were financed with the proceeds of the Notes offering and Credit Agreement (see Note 3) and were accounted for under the purchase method of accounting. The purchase prices of the 1998 Acquisitions have been preliminarily allocated to the assets acquired and liabilities assumed and are subject to change.

   The accompanying consolidated financial statements as of March 31, 1998 include the accounts of the Company, its subsidiaries and certain assets and liabilities which were contributed by SFX Broadcasting to the Company in the Spin-Off. Operating results for the 1997 Acquisitions and the 1998 Acquisitions are included herein from their respective acquisition dates. Operating results associated with the assets and liabilities to be contributed by SFX Broadcasting are included herein. SFX Broadcasting provides various administrative services to the Company. It is SFX Broadcasting's policy to allocate these expenses on the basis of direct usage. In the opinion of management, this method of allocation is reasonable and allocated expenses approximate what the Company would have incurred on a stand-alone basis. Intercompany transactions and balances have been eliminated in consolidation.

   The following pro forma summary represents the consolidated results for the three months ended March 31, 1998 and 1997 as if the 1997 Acquisitions and the 1998 Acquisitions had occurred at the beginning of such period after giving effect to certain adjustments, including amortization of intangible assets and interest expense on the acquisition debt. These pro forma results have been included for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or of results which may occur in the future (in thousands).

                   PRO FORMA
              THREE MONTHS ENDED
                   MARCH 31,
            -----------------------
                1998        1997
            ----------- ----------
Revenues ..   $173,828    $127,446
Net loss ..   $(26,633)   $(17,129)

3. FINANCING

   On February 11, 1998, SFX completed an offering of $350.0 million of 9 1/8% Senior Subordinated Notes (the "Notes" or "Note Offering") due 2008. Interest is payable on the Notes on February 1 and August 1 of each year.

   On February 26, 1998 the Company executed a Credit and Guarantee Agreement (the "Credit Agreement") which established a $300.0 million senior secured credit facility comprised of (i) a $150.0 million eight-year term loan (the "Term Loan") and (ii) a $150.0 million seven-year reducing revolving credit facility. Loans outstanding under the Credit Facility bear interest, at the Company's option, at 1.875 to 2.375 percentage points over LIBOR or the greater of the Federal Funds rate plus 0.50% or BNY's prime rate. The interest rate spreads on the Term Loan and the Revolver will be adjusted based on the Company's Total Leverage Ratio (as defined in the Credit Agreement). The Company will pay a per annum commitment fee on unused availability under the Revolver of 0.50% to the extent that the Company's Leverage Ratio is greater than or equal to 4.0 to 1.0, and 0.375% if such ratio is less than 4.0 to 1.0 and a per annum letter of credit fee equal to the Applicable LIBOR Margin (as defined in the Credit Agreement) for the Revolver then in effect. The Revolver and Term Loan contain provisions providing that, at its option and subject to certain conditions, the Company may increase the amount of either the Revolver or Term Loan by $50.0 million. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company, including a pledge of the outstanding stock of substantially all of its subsidiaries and guaranteed by all of the Company's subsidiaries. On February 27, 1998, the Company borrowed $150.0 million under the Term Loan. As of May 4, 1998 there were no borrowings under the Revolver. The Company intends to draw down approximately $125 million of the Revolver to fund the Pending Acquisitions (see Note 6).

4. CAPITAL STOCK

   In order to facilitate the Spin-Off, the Company recently revised its capital structure to increase its authorized capital stock and to effect a stock split. The authorized capital stock of the Company consists of 110,000,000 shares of Common Stock (comprised of 100,000,000 shares of Class A Common Stock and 10,000,000 shares of Class B Common Stock), and 25,000,000 shares of preferred stock, par value $.01 per share.

   In the Spin-Off, (a) 13,579,024 shares of Class A Common Stock were distributed to holders on the Spin-Off record date of SFX Broadcasting's Class A common stock, Series D preferred stock and interests in SFX Broadcasting's director deferred stock ownership plan, (b) 1,047,037 shares of Class B Common Stock were distributed to holders on the Spin-Off record date of SFX Broadcasting Class B common stock and (c) 609,856 shares were placed in escrow to be issued upon the exercise of certain warrants of SFX Broadcasting. The financial statements have been retroactively adjusted to reflect this transaction.

   Holders of Class A Common Stock and Class B Common Stock vote as a single class on all matters submitted to a vote of the stockholders, with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, except (a) for the election of directors, (b) with respect to any "going private" transaction between the Company and Mr. Sillerman or any of his affiliates and (c) as otherwise provided by law.

   The Board of Directors has the authority to issue preferred stock and will assign the designations and rights at the time of issuance.

   During January 1998, the Board of Directors and SFX Broadcasting, as sole stockholder, approved and adopted a stock option and restricted stock plan providing for the issuance of restricted shares of the Company's Class A Common Stock and options to purchase shares of the Company's Class A Common Stock totaling up to 2,000,000 shares. In addition, the Board, upon recommendation of the Compensation Committee, has approved the issuance of stock options exercisable for 1,002,500 shares of the Company's Class A Common Stock. Of these options, 750,000 will vest over five years and will have an exercise price of $30.50 and 252,000 will vest over three years and will have an exercise price of $5.50 per share. The Company will record non-cash compensation charges over the three-year period of approximately $2 million annually.

   During January 1998, in connection with the expectation of certain executive officers entering into employment agreements with the Company, the Board of Directors, upon recommendation of the Compensation Committee, approved the sale of an aggregate of 650,000 shares of the Company's Class B Common Stock and 190,000 shares of the Company's Class A Common Stock to certain officers for a purchase price of $2.00 per share. Such shares were issued in April 1998. A non-cash charge to earnings will be recorded by the Company in the second quarter of approximately $24 million associated with the sale.

   The Board of Directors has also approved the issuance of shares of the Company's Class A Common Stock to holders of stock options or stock appreciation rights ("SARs") of SFX Broadcasting as of the Spin-Off record date, whether or not vested. The issuance was approved to allow such holders of these options or SARs to participate in the Spin-Off in a similar manner to holders of SFX Broadcasting's Class A Common Stock. Additionally, many of the option holders will become officers, directors and employees of the Company.

5. COMMITMENTS AND CONTINGENCIES

   While the Company is involved in several law suits and claims arising in the ordinary course of business, the Company is not now a party to any legal proceeding that the Company believes would have a material adverse effect on its business, financial position or results of operations.

6. SUBSEQUENT EVENTS

   In April and May of 1998, the Company entered into agreements and/or letters of intent to acquire the following live entertainment and talent representation businesses:

FAME

   The Company has entered into an agreement to acquire Falk Associates Management Enterprises, Inc. and Financial Advisory Management Enterprises, Inc. (collectively, "FAME"), a leading full-service marketing and management company which specializes in the representation of team sports athletes, primarily in professional basketball. The aggregate purchase price for FAME will be approximately $82.0 million in cash (including approximately $7.9 million which the Company anticipates paying in order to reimburse the FAME sellers for certain taxes which they will be subject to) and 1.0 million shares of Class A Common Stock. The agreement provides for payments by the Company to the FAME sellers of additional amounts up to $15.0 million in equal annual installments over 5 years contingent on the achievement of certain operating performance targets. The agreement also provides for additional payments by the Company if FAME's operating performance exceed the targets by certain amounts.

Don Law

   The Company has entered into an agreement to acquire certain assets of Blackstone Entertainment, LLC ("Don Law"), a leading concert and theater promoter in New England, for an aggregate consideration of approximately $90.0 million (subject to adjustment under certain circumstances), including the repayment of approximately $10.0 million in debt. The Company may, at its option, pay up to $16.0 million of the purchase price in shares of Class A Common Stock. Don Law currently owns and/or operates three venues in New England with an aggregate seating capacity of 27,400. Don Law also acts as the sole ticket operator for all of its own venues as well as several third party venues.

Avalon

   The Company entered into letters of intent to acquire all of the outstanding equity interests of Irvine Meadows Amphitheater, New Avalon, Inc., TBA Media, Inc. and West Coast Amphitheater (collectively, "Avalon") for a cash purchase price of $27.0 million (subject to adjustment under certain circumstances). Avalon is a leading concert promoter and producer that operates predominantly in the Los Angeles area. In addition, the Company will be obligated to reimburse the Avalon sellers' third party out of pocket costs and expenses incurred in the development of the Camarillo Creek Amphitheater (expected to be approximately $400,000). The Company may also be obligated to pay an additional $1.0 million to the Avalon sellers if the Camarillo Creek Amphitheater has been completed pursuant to certain budget projections and the production of entertainment events at the site has commenced.

Oakdale

   The Company has entered into an agreement to acquire Oakdale Concerts, LLC and Oakdale Development Limited Partnership (collectively, "Oakdale"), a promoter and producer of concerts in Connecticut and the owner of the 4,800 seat Oakdale Music Theater, for a purchase price of $11.9 million in cash. At the closing the Company will also make a non-recourse loan to Oakdale in the amount of $11.4 million. In addition, the Company may be obligated to make an additional payment based on the combined operating performance (as defined in the acquisition agreement) of the Oakdale Music Theater and Meadows for 1999.

EMI

   The Company has entered into an agreement to acquire an approximately 80% interest in Event Merchandising, Inc. ("EMI"), a leading event merchandising contractor in the United States for approximately $8.5 million. In addition, the Company is required to make a loan to the EMI sellers in an amount equal to certain taxes incurred by the EMI sellers in connection with the transaction. The Company expects that the amount of the loan will be approximately $750,000. EMI has concession contracts with 26 amphitheaters, including 13 venues owned and/or operated by the Company.

   The acquisitions of FAME, Don Law, Avalon, Oakdale and EMI are collectively referred to herein as the "Pending Acquisitions." The Company intends to use a portion of the proceeds from an equity offering and additional borrowings under the Credit Agreement (collectively, the "Financing") to consummate the Pending Acquisitions. The Company expects to complete all of the Pending Acquisitions in the second quarter of 1998. However, the timing and completion of the Pending Acquisitions are subject to a number of conditions, certain of which are beyond the Company's control and there can be no assurance that any of the Pending Acquisitions will be consummated during such period, on the terms described herein, or at all. The Company is also currently pursuing certain additional acquisitions; however, it has not entered into any definitive agreements with respect to such acquisitions and there can be no assurance that it will do so.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences include, but are not limited to, risks and uncertainties relating to the Company's absence of a combined operating history, its potential inability to integrate the 1998 Acquisitions, the Pending Acquisitions and other risks related to the recent acquisitions, control of the motor sports and theatrical businesses, future acquisitions, inability to obtain future financing, inability to successfully implement operating strategies (including the achievement of cost savings), the Company's expansion strategy, its need for additional funds, its control of venues, working capital adjustments, control by management, dependence on key personnel, potential conflicts of interest, indemnification agreements, seasonality, competition, regulatory matters, environmental matters, economic conditions and consumer tastes and availability of artists and events. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

   The Company's core business is the promotion and production of live entertainment events, most significantly for concert and other music performances in venues owned and/or operated by the Company and in third-party venues. In connection with all of its live entertainment events, the Company seeks to maximize related revenue streams, including the sale of corporate sponsorships, the sale of concessions and the merchandising of a broad range of products. On a pro forma basis, the Company's music businesses comprised approximately 67%, theater comprised approximately 13%, specialized motor sports comprised approximately 6% and other operations comprised approximately 14% of the Company's total net revenues for the twelve months ended March 31, 1998.

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

   Production of events involves developing the event content, hiring artistic talent and managing the actual production of the event (with the assistance of the local promoter). Producers generally receive revenues from guarantees and from profit sharing agreements with promoters, a percentage of the promoters' ticket sales, merchandising, sponsorships, licensing and the exploitation of other rights (including intellectual property rights) related to the production. The Company earns revenues by producing (a) Touring Broadway Shows, (b) specialized motor events and (c) other proprietary and non-proprietary entertainment events.

1997 ACQUISITIONS

   The Company entered the live entertainment business with SFX Broadcasting's acquisition of Delsener/Slater, a New York-based concert promotion company, in January 1997 for aggregate consideration of $27.6 million. Delsener/Slater has long-term leases or is the exclusive promoter for many of the major concert venues in the New York City metropolitan area, including the Jones Beach Amphitheater, a 14,000-seat complex located in Wantagh, New York, and the PNC Bank Arts Center (formerly known as the Garden State Arts Center), a 17,500-seat complex located in Holmdel, New Jersey. In March 1997, Delsener/Slater acquired, for aggregate consideration of $23.8 million, companies which hold a 37-year lease to operate the Meadows Music Theater ("Meadows"), a 25,000-seat indoor/outdoor complex located in Hartford, Connecticut. In June 1997, SFX Broadcasting acquired Sunshine Promotions, a concert promoter in the Midwest, and certain other related companies for an aggregate consideration of $57.5 million. As a result of the acquisition of Sunshine Promotions, the Company owns the Deer Creek Music Theater, a 21,000-seat complex located in Indianapolis, Indiana, the Polaris Amphitheater, a 20,000-seat complex located in Columbus, Ohio, and has a long-term lease to operate the Murat Centre, a 2,700-seat theater and 2,200-seat ballroom located in Indianapolis, Indiana.

   The acquisitions of Delsener/Slater, Sunshine and Meadows are collectively referred to herein as the "1997 Acquisitions." The cash portion of the 1997 Acquisitions was financed through capital contributions from SFX
Broadcasting.

RECENT ACQUISITIONS

   In January 1998, the Company acquired Westbury Music Theater. In February 1998, the Company acquired PACE, Pavilion Partners, Contemporary, BGP and Network and in March 1998, the Company acquired Concert/Southern and USA Motorsports. The acquisitions of Westbury Music Theater, PACE, Pavilion Partners, Contemporary, BGP, Network, Concert/Southern and USA Motorsports are collectively referred to herein as the "Recent Acquisitions."

 ACQUISITION OF PACE

   On February 25, 1998, the Company acquired all of the outstanding capital stock of PACE (the "PACE Acquisition"). In connection with the PACE Acquisition, the Company acquired 100% of Pavilion Partners, a partnership that owns interests in 10 venues ("Pavilion"), one-third through the acquisition of PACE and two-thirds through separate agreements between PACE and Blockbuster and between PACE and Sony (the acquisition of such two-thirds interest, the "Pavilion Acquisition"). The total consideration for the PACE Acquisition was approximately $109.5 million in cash, the repayment of approximately $20.6 million of debt and the issuance of 1.5 million shares of Class A Common Stock. The total consideration for the Pavilion Acquisition was approximately $90.6 million, comprised of $41.4 million in cash and the repayment of $43.1 million of debt and the assumption of approximately $6.1 million of debt related to a capital lease. The purchase price was financed from the proceeds of the Note Offering.

   In addition, on March 25, 1998, PACE acquired a 67% interest in certain assets and liabilities of USA Motorsports for an aggregate cash consideration of approximately $4.0 million. The remaining 33% interest is held by the Contemporary Group.

   In connection with its acquisition of partnership interests in Lakewood Amphitheater in Atlanta, Georgia and Starplex Amphitheater in Dallas, Texas, PACE entered into a co-promotion agreement with its partner that contains a provision that purports, under certain circumstances, to require PACE to co-promote (and share one-half of the profits and losses) with such partnership certain concerts which are presented by PACE or any of its affiliates in another venue located in either Atlanta, Georgia or Dallas, Texas. However, the Company acquired an interest in Chastain Park Amphitheater, also in Atlanta, in the Concert Southern acquisition described below. The Company is currently negotiating with the third party to waive this restrictive provision; however, it is possible that the Company will be unable to obtain the waiver. In management's view, this provision will not materially affect the business or prospects of the Company.

 ACQUISITION OF CONTEMPORARY

   On February 27, 1998, the Company acquired Contemporary Group (the "Contemporary Acquisition"). The Contemporary Acquisition involved the merger of Contemporary International Productions

Corporation with and into the Company, the acquisition by a wholly-owned subsidiary of the Company of substantially all of the assets, excluding certain cash and receivables, of the remaining members of Contemporary and the acquisition of the 50% interest in the Riverport Amphitheatre Joint Venture not owned by Contemporary. The total consideration of the Contemporary Acquisition was approximately $72.8 million in cash, a payment for working capital of $9.9 million, and the issuance of 1,402,850 shares of Class A Common Stock. The purchase price was financed by the borrowings under the Credit Facility and with the proceeds of the Note Offering.

 ACQUISITION OF BGP

   On February 24, 1998, the Company, through the Company's wholly-owned subsidiary, BGP Acquisition, LLC acquired all of the outstanding capital stock of BGP, for a total consideration of $60.8 million in cash, $12.0 million in repayment of debt, which amount was at least equal to BGP's working capital (as defined in the acquisition agreement), and 562,640 shares of Class A Common Stock (the "BGP Acquisition"). The purchase price was financed from the proceeds of the Note Offering.

 ACQUISITION OF NETWORK

   On February 27, 1998, the Company acquired Network (the "Network Acquisition"). In the Network Acquisition, the Company acquired all of the outstanding capital stock of each of The Album Network, Inc. and SJS and purchased substantially all of the assets and properties and assumed substantially all of the liabilities and obligations of The Network 40, Inc. The total purchase price was approximately $52.0 million cash, a payment for working capital of $1.8 million, reimbursed seller's costs of $500,000, the purchase of an office building and related property for approximately $2.5 million and the issuance of approximately 750,000 shares of Class A Common Stock. The purchase price is subject to increase based on Network's actual 1998 EBITDA (as defined in the acquisition agreement) by $4.0 million if such EBITDA equals or exceeds $9.0 million to $14 million if EBITDA is greater than $11 million, and is payable in stock, or in certain circumstances in cash, by no later than March 20, 1999. The $2.5 million purchase of the office building and related property used in connection with Network's business was comprised of cash of $700,000 and the assumption of debt of $1.8 million. The purchase price was financed by the borrowings under the Credit Facility. In connection with the Network Acquisition, the selling stockholders were reimbursed working capital (as defined in the acquisition agreement) in excess of $500,000.

 ACQUISITION OF CONCERT/SOUTHERN

   On March 4, 1998, the Company acquired Concert/Southern Promotions, a promoter of live music entertainment in the Atlanta metropolitan area, for a total consideration of $16.9 million (including the payments of the $1.6 million representing the present value of a deferred purchase obligation and $300,000 for the working capital adjustment.) The purchase price was financed by the borrowings under the Credit Facility.

 ACQUISITION OF WESTBURY

   On January 8, 1998, the Company acquired a long-term lease for Westbury Music Fair, located in Westbury, New York, for an aggregate consideration of approximately $3.0 million and an agreement to issue 75,019 shares of Class A Common Stock. During the period between the closing and January 8, 2000, the Company has the right to repurchase all of such shares for an aggregate consideration of $2.0 million and the seller has the right to require the Company to purchase all of such shares for an aggregate consideration of $750,000. The purchase price was financed from the Company's cash on hand.

   The foregoing descriptions do not purport to be complete descriptions of the terms of the acquisition agreements and are qualified by reference to the acquisition agreements, copies of which are attached hereto as exhibits and incorporated herein by reference. Pursuant to the acquisition agreements and the agreements related thereto, the Company, (a) under certain circumstances, may be required to repurchase shares of its Class A Common Stock or make additional payments in connection therewith,

(b) has granted certain rights of first refusal certain of which are exercisable at 95% of the proposed purchase price and (c) in connection with the PACE Acquisition, has granted Brian Becker, the Executive Vice President, a Member of the Office of the Chairman, and a director of the Company, the option to acquire, after the second anniversary of the consummation of the PACE Acquisition, the Company's then existing motor sports line of business (or, if that business has previously been sold, the Company's then existing theatrical line of business) at its then fair market value.

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

PENDING ACQUISITIONS

   In April and May of 1998, the Company entered into agreements or letters of intent to acquire all of the capital stock of FAME, certain assets of Don Law, all of the outstanding equity interests of Avalon, certain assets of Oakdale and 80% of the outstanding capital stock of EMI for an aggregate consideration consisting of approximately $216.1 million in cash, including the repayment of approximately $10.0 million in debt, and the issuance of 1,531,782 million shares of Class A Common Stock. The acquisitions of FAME, Don Law, Avalon, Oakdale and EMI are referred to collectively herein as the "Pending Acquisitions."

 ACQUISITION OF FAME

   On April 29, 1998 the Company entered into an agreement to acquire all of the outstanding capital stock of FAME (the "FAME Acquisition"). The aggregate purchase price for FAME is approximately $82.9 million in cash (including approximately $7.9 million which the Company anticipates paying in connection with certain taxes which FAME and the FAME sellers will be subject to) and
1.0 million shares of Class A Common Stock. The agreement also provides for payments by the Company to the FAME sellers of additional amounts up to $15.0 million in equal annual installments over 5 years contingent on the achievement of certain EBITDA targets. The agreement also provides for additional payments by the Company if FAME's EBITDA performance exceeds the targets by certain amounts. The additional payments are to be within 120 days after the end of the year to which they relate.

 ACQUISITION OF DON LAW

   On April 29, 1998 the Company entered into an agreement to acquire certain assets of Blackstone Entertainment, LLC (the "Don Law Acquisition"). The aggregate purchase price for the Don Law Acquisition is approximately $90.0 million, including the repayment of $10.0 million in debt. The Company may, at its option, pay up to $16.0 million of the purchase price in 531,782 shares of Class A Common Stock. The purchase price will be increased or decreased, as applicable, to the extent that Don Law's Net Working Capital (as defined in the acquisition agreement) is positive or negative at the closing. The Company has made a $100,000 non-refundable deposit in connection with the Don Law Acquisition.

 ACQUISITION OF AVALON

   On March 6 and 9, 1998, the Company entered into two binding letters of intent to acquire all the outstanding equity interests in Avalon for a total cash purchase price of $27.4 million, including approximately $400,000 that the Company is obligated to pay to reimburse the Avalon sellers' third party out of pocket costs and expenses incurred with the development of the Camarillo Creek Amphitheater (the "Avalon Acquisition"). The Company may also be obligated to pay an additional $1.0 million to the Avalon sellers if the Camarillo Creek Amphitheater has been completed pursuant to certain budget projections and the production of entertainment events at the site have commenced.

 ACQUISITION OF OAKDALE

   On April 22, 1998, the Company entered into an agreement to acquire certain assets of Oakdale for a purchase price of $11.9 million in cash (the "Oakdale Acquisition"). At the closing the Company will also make a non-recourse loan to the Oakdale sellers in the amount of $11.3 million, a portion of which will be used to repay outstanding indebtedness. In addition, if the combined EBITDA (as defined in the acquisition agreement) for the Oakdale Music Theater and Meadows exceeds $5.5 million in 1999, the Company will be obligated to pay the amount of such excess multiplied by a factor of between 5.0 to 5.8.

 ACQUISITION OF EMI

   On May 1, 1998, the Company entered into an agreement to acquire an 80% equity interest in EMI for $8.5 million in cash (the "EMI Acquisition"). In addition, the Company is required to make a loan to the EMI sellers in an amount equal to twenty percent of certain taxes incurred by the EMI sellers in connection with the transaction. The Company expects that the amount of the loan will be approximately $750,000.

   The Pending Acquisitions will be accounted for using the purchase method of accounting and intangible assets created in the purchase transaction will generally be amortized against future earnings over a fifteen-year period. The amount of such amortization will be substantial and will continue to affect the Company's operating results in the future. These expenses, however, do not result in an outflow of cash by the Company and do not impact EBITDA.

   The Company expects to complete all of the Pending Acquisitions as soon as practicable after the consummation of the Offering. The Company anticipates that it will consummate all of the Pending Acquisitions in the second quarter of 1998. However, the timing and completion of the Pending Acquisitions are subject to a number of conditions, certain of which are beyond the Company's control, and there can be no assurance that any of the Pending Acquisitions will be consummated during such periods, on the terms described herein, or at all.

THE SPIN-OFF AND THE SFX MERGER

   SFX Broadcasting was formed in 1992 principally to acquire and operate radio broadcasting stations. In August 1997, SFX Broadcasting agreed to merge with a subsidiary of SFX Buyer, and to Spin-Off the Company to certain stockholders of SFX Broadcasting on a pro rata basis. The Spin-Off was consummated on April 27, 1998. The Spin-Off separated the entertainment business from SFX Broadcasting's radio broadcasting business and will enable SFX Buyer to acquire only SFX Broadcasting's radio broadcasting business in the SFX Merger. SFX Broadcasting has indicated that it expects the SFX Merger to be completed in the second quarter of 1998.

   Prior to the Spin-Off, pursuant to the Distribution Agreement, SFX Broadcasting contributed to the Company all of its assets relating to the entertainment business. In addition, the Company, SFX Broadcasting and SFX Buyer also entered into the Tax Sharing Agreement and the Employee Benefits Agreement. Each of the agreements provides for certain indemnification obligations by the Company and SFX Broadcasting. Pursuant to the Distribution Agreement, at the time of the SFX Merger, if Working Capital is negative, the Company must pay the amount of the shortfall to SFX Broadcasting, and if positive SFX Broadcasting must pay such Working Capital to the Company. Copies of the Distribution Agreement (containing a description of the Working Capital calculation), Tax Sharing Agreement and Employee Benefits Agreement have been filed as exhibits to the Company's Registration Statement on Form S-1 (File No. 333-50079).

   In the Spin-Off, shares of Common Stock were distributed pro rata to holders on the Spin-Off record date of SFX Broadcasting's Class A common stock, Class B common stock, Series D preferred stock and interests in SFX Broadcasting's director deferred stock ownership plan, and the remaining shares were placed in escrow to be issued upon the exercise of certain warrants of SFX Broadcasting.

RECENT DEVELOPMENTS

   The Company has indicated to The Marquee Group Inc. ("Marquee"), a publicly-traded company, its potential interest in acquiring Marquee. Marquee provides integrated event management, television production, marketing and consulting services in the sports, news and entertainment industries. In addition, Marquee books tours and appearances for a variety of entertainers. Mr. Sillerman, the Executive Chairman of the Company, has an aggregate equity interest of approximately 9.1% in Marquee and is the chairman of its board of directors, and Mr. Tytel, a Director and Executive Vice President of the Company, is one of its directors. The Company has been informed that Marquee has formed a committee of independent directors to consider the proposal, as well as other strategic alternatives. However, the Company has not entered into any agreement, arrangement or understanding with Marquee, and there can be no assurance that the Company will enter into a definitive agreement with Marquee.

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

   On a pro forma basis, after giving effect to the Transactions (defined collectively as the 1997 Acquisitions, the 1998 Acquisitions, the Note Offering, initial borrowings under the Credit Agreement, the Spin-Off and the Broadcasting Merger), the Pending Acquisitions and the Financing (defined as additional borrowings under the Credit Agreement and the proposed equity Offering), the Company's revenues for the year ended December 31, 1997 and the three months ended March 31, 1998, would have been $779.0 million and $187.3 million, respectively.

   On a pro forma basis, after giving effect to the Transactions, the Pending Acquisitions and the Financing, operating expenses for the year ended December 31, 1997 and the three months ended March 31, 1998, would have been $688.4 million and $172.4 million, respectively. Pro forma operating expenses do not reflect the Company's expectation that it will be able to achieve substantial economies of scale upon completion of the Recent Acquisitions and reductions in operating expenses as a result of the elimination of duplicative staffing and general and administrative expenses.

   On a pro forma basis, after giving effect to the Transactions, the Pending Acquisitions and the Financing, the Company's net loss for the year ended December 31, 1997 and the three months ended March 31, 1998, would have been $22.8 million and $32.2 million, respectively. Net loss per share, after accretion of the Fifth Year Put Option issued in connection with the PACE Acquisition, would have been $.92 and $1.17 for the year ended December 31, 1997 and three months ended March 31, 1998, respectively. The pro forma operating results include the impact of significant non-cash amortization expense arising from the Recent Acquisitions and interest expense relating to the Financing.

   As of March 31, 1998, on a pro forma basis after giving effect to the Financing, Spin-Off and SFX Merger, the Company had net current assets of $167.0 million (included in net current assets is cash and cash equivalents of $105.7 million), net property and equipment (principally concert venues) of $243.8 million, net intangible assets of $695.2 million and long-term debt of $628.0 million. The long-term debt is comprised of $350.0 million of Notes, borrowings of $235.0 million under the Credit Facility and other debt obligations of $43.0 million.

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

 THEATRICAL

   The Company's theatrical operations are directed mainly towards the promotion and production of Touring Broadway Shows, which generate revenues primarily from ticket sales and sponsorships. The Company may also participate in ancillary revenues, such as concessions and merchandise sales, depending on its agreement with a particular local promoter/venue operator. Revenue from ticket sales is primarily affected by the popularity of the production and the general economic conditions and consumer tastes in the particular market and venue where the production is presented. In order to reduce its dependency on the success of any single touring production, the Company sells advance annual subscriptions that provide the purchaser with tickets for all of the shows that the Company intends to tour in the particular market during the touring season. For the year ended December 31, 1997, on a pro forma basis approximately 34% of ticket sales for Touring Broadway Shows presented by the Company were sold through advance annual subscriptions. Subscription related revenues received prior to the event date are initially recorded on the balance sheet as deferred revenue; after the event occurs, they are recorded on the statement of operations as gross revenue. Expenses are capitalized on the balance sheet as prepaid expenses until the event occurs. Subscriptions for Touring Broadway Shows typically cover approximately two-thirds of the Company's break-even cost point for those shows.

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

 REPRESENTATION OF PROFESSIONAL ATHLETES

   FAME's talent representation activities consist principally of the representation of team sports athletes, primarily in the National Basketball Association, in player contract and endorsement negotiations. FAME also provides certain investment advisory services to its clients through an affiliate. FAME typically receives a percentage of monies earned by a player, generally approximately 4% of a player's sports contract and typically from 20% to 25% of endorsement deals. Revenue from these sources is recognized as the player receives his salary or endorsement payments based on the terms of the negotiated agreement. Revenue from these sources is dependent upon a number of variables, many of which are outside the Company's control, including a player's skill, health, public appeal and the appeal of the sport in which the player participates. Principal operating expenses include salaries, wages and travel and entertainment expenses.

 OTHER BUSINESSES

   The Company's other principal businesses include (a) the production and distribution of radio industry trade magazines, (b) the production of radio programming content and show-prep material and (c) the provision of radio air play and music retail research services. The primary sources of revenues from these activities include (a) the sale of advertising space in its publications and the sale of advertising time on radio stations that carry its syndicated shows, (b) subscription fees for its trade publications and
(c) subscription fees for access to its database of radio play list and audience data. Revenues generally vary based on the overall advertising environment and competition.

   The Company also provides marketing and consulting services pursuant to contracts with individual clients for specific projects. Revenues from and costs related to these services vary based on the type of service being provided and the incremental associated costs.

 SEASONALITY

   The Company's operations and revenues have been largely seasonal in nature, with generally higher revenue generated in the second and third quarters of the year. For example, on a pro forma basis for the 1997 Acquisitions, the Company generated approximately 68% of its revenues in the second and third quarters for the twelve months ended December 31, 1997. The Company's outdoor venues are primarily utilized in the summer months and do not generate substantial revenue in the late fall, winter and early spring. Similarly, the musical concerts that the Company promotes largely occur in the second and third quarters. To the extent that the Company's entertainment marketing and consulting relate to musical concerts, they also predominantly generate revenues in the second and third quarters. Therefore, the seasonality of the Company's business causes (and, upon consummation of the Pending Acquisitions, will probably continue to cause) a significant variation in the Company's quarterly operating results. These variations in demand could have a material adverse effect on the timing of the Company's cash flows and, therefore, on its ability to service its obligations with respect to its indebtedness.

However, the Company believes that this variation may be somewhat offset with the acquisition of typically non-summer seasonal businesses in the Recent Acquisitions, such as motor sports (which is winter-seasonal) and Touring Broadway Shows (which typically tour between September and May).

 THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

   The Company's revenue increased by $53.2 million to $61.0 million for the three months ended March 1998, compared to $7.8 million for three months ended March 31, 1997, as a result of the acquisitions of Sunshine and Meadows in 1997 and the Recent Acquisitions. On a pro forma basis after giving effect to the Transactions, the pending Acquisitions and the Financing, revenue for the three months ended March 31, 1998 would have been $187.3 million.

   Operating expenses increased by $50.5 million to $58.2 million for the three month period ended March 31, 1998, compared to $7.7 million for three months ended March 31, 1997, primarily as a result of the acquisition of Sunshine and Meadows in 1997 and the Recent Acquisitions. On a pro forma basis, after giving effect to the Transactions, the Pending Acquisitions and the Financing, operating expenses would have been $172.4 million for the three month period ended March 31, 1998.

   Depreciation and amortization expense increased to $4.4 million for the three month period ended March 31, 1998 compared to $660,000 for the three month period ended March 31, 1997, due to the inclusion of depreciation and amortization expense related to the acquisitions of Sunshine and Meadows in 1997 and the Recent Acquisitions. The Company recorded the fixed assets the these acquisitions at fair value and recorded intangible asset equal to the excess of purchase price over the fair value of the net tangible assets, which are being amortized over a 15 year period.

   Corporate expenses were $1.3 million for the three month period ended March 31, 1998, net of $133,000 fees received from Triathlon, compared to $858,000 million for the three months ended March 31, 1997, net of Triathlon fees of $651,000. The fees receivable from Triathlon are based on consulting services provided by or on behalf of Sillerman Communications Management Corporation, a private investment company in which Messrs. Sillerman and Tytel have economic interests, that makes investments in and provides financial consulting services to companies engaged in the music business ("SCMC"). The fees will fluctuate (above the minimum annual fee of $500,000) based on the level of acquisition financing activities of Triathlon. SCMC previously assigned its rights to receive fees payable from Triathlon to SFX Broadcasting, and SFX Broadcasting will assign its rights to receive the fees to the Company, pursuant to the Distribution Agreement. Triathlon has announced that it is exploring ways of maximizing stockholder value, including possible sale to a third party. If Triathlon is acquired by a third party, it is possible that the consulting fees would not continue for the remainder of the agreement's term.

   Non-recurring and unusual charges relating to the Spin-Off included $16.6 million of consent fees and $1.8 million of legal, accounting and other costs.

   The operating loss was $2.9 million for the three month period ended March 31, 1998, compared to a loss of $1.5 million for the three months March 31, 1997, due to the results discussed above.

   Interest expense, net of investment income, was $5.9 million in the three months ended March 31, 1998, compared to $77,000 for the three months ended March 31, 1997, primarily as a result of assumption of additional debt related to the Recent Acquisitions and the debt assumed in connection with Meadows and Sunshine acquisitions.

   Equity income in unconsolidated subsidiaries were $445,000 for the three months March 31, 1998 as a result of Recent Acquisitions.

   Income tax expense was $500,000 for the three month period ended March 31, 1998.

   The Company's net loss increased to $27.3 million for the three month period ended March 31, 1998, as compared to a net loss of $1.5 million for the three months ended March 31, 1997, due to the factors discussed above.

   EBITDA increased to $1.5 million for the three month period ended March 31, 1998, compared to negative $807,000 for the three months ended March 31, 1997, primarily as a result of the 1997 and Recent Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's principal need for funds has been for acquisitions, interest expense, working capital needs, to make certain payments in connection with the Spin-Off and, to a lesser extent, capital expenditures. The Company anticipates that its principal sources of funds will be the proceeds from an anticipated equity offering (the "Offering") remaining proceeds from the Note Offering, borrowings under the Credit Facility and cash flows from operations.

   Net cash provided by operations was $9.1 million for the three months ended March 31, 1998 as compared to $307,000 for the three months ended March 31, 1997. The increase was primarily attributable to changes in working capital.

   Net cash used in investing activities for the three months ended March 31, 1998 was $379.8 million as compared to $22.6 million for the three months ended March 31, 1997. The increase was primarily the result of the 1998 Acquisitions. During the three months ended March 31, 1997, the Company completed the acquisition of Delsener/Slater.

   Net cash provided by financing activities for the three months ended March 31, 1998 was $458.7 million as compared to $24.9 million for the three months ended March 31, 1997. During 1998, the Company completed the issuance of its Senior Subordinated Notes for $350.0 million and borrowed $150.0 under the Credit Agreement, offset by Spin-Off related payments of $17.1 million and the payment of debt issuance costs of $16.9 million.

 PENDING ACQUISITIONS

   The aggregate consideration in the Pending Acquisitions is expected to consist of approximately $216.1 million (including the repayment of approximately $10 million in debt, and 1,531,782 shares of Class A Common Stock). In addition, the Company expects to incur approximately $6.0 million in fees and expenses related to the Pending Acquisitions. In addition, the agreements relating to the Pending Acquisitions provide for future contingent payments under certain circumstances. The Company has also placed a deposit in connection with the Pending Acquisitions of $100,000, which will be applied against the applicable purchase price at closing. In addition, the agreements relating to the Pending Acquisitions provide for certain future contingent payments.

   The 1,531,782 shares to be issued in connection with acquisitions of FAME and Don Law were not registered under the Securities Act or state securities laws, as may have been required. The Company has filed a registration statement in order to make a rescission offer with respect to such transactions which could result in the unwinding of all or a portion of the FAME and/or Don Law acquisitions. The Company does not expect the sellers to accept such recission offer.

   The timing and completion of the Pending Acquisitions is subject to a number of closing conditions certain of which are beyond the control of the Company. No assurance can be given that the Company will be able to complete any of the Pending Acquisitions on the terms described or at all, or that the Company will have sufficient funds available to make any of the contingent payments described above should they come due.

 FUTURE CONTINGENT PAYMENTS

   Certain of the agreements relating to the Recent Acquisitions provide for purchase price adjustments and other future contingent payments under certain circumstances. The PACE acquisition agreement provides that each PACE seller will have an option, exercisable for 90 days after the fifth anniversary of the closing of the PACE acquisition, to require the Company to repurchase up to 500,000 shares of the Class A Common Stock received by that seller for $33.00 in cash per share (an aggregate of up to $1.5 million). Pursuant to the terms of the Becker Employment Agreement (as defined herein), during the period between December 12, 1999 and December 27, 1999, Mr. Becker, an Executive Vice President, Director and a Member of the Office of the Chairman of the Company, will have the option to, among other things, require the Company to purchase any stock or portion thereof (including vested and unvested options) granted to him by the Company and/or pay him an amount equal to the present value of the compensation payable during the remaining term of his employment agreement. Moreover, pursuant to the Contemporary acquisition agreement, if the average trading price of the 1,402,850 shares of Class A Common Stock issued in the Contemporary acquisition is less than $13.33 during the twenty days prior to the second anniversary of the Contemporary acquisition, the Company will be required to pay one-half of such difference for each share held by the sellers of Contemporary on such date. Pursuant to the Network acquisition agreement, the Company has agreed to increase the purchase price for Network based on Network's actual 1998 EBITDA (as defined in the acquisition agreement) as follows: (a) by $4.0 million if the 1998 EBITDA equals or exceeds $9.0 million; (b) by an additional $4 for each $1 of additional 1998 EBITDA between $9.0 million and $10.0 million; and (c) by an additional $6 for each $1 of additional 1998 EBITDA between $10.0 million and $11.0 million. This contingent consideration of up to $14.0 million is payable in shares of Class A Common Stock or, in certain circumstances, in cash by no later than March 20, 1999. No assurance can be given that the Company will have sufficient cash or other available sources of capital to make any or all of the future or contingent payments described above.

   In addition, certain of the agreements relating to the Pending Acquisitions provide for future contingent payments under certain circumstances. Pursuant to the agreement relating to the acquisition of FAME, the Company is obligated to pay to the FAME sellers additional amounts up to $15.0 million in equal annual installments over five years contingent on the achievement by FAME of certain EBITDA targets. The FAME agreement also provides for additional payments by the Company to the FAME sellers if FAME's EBITDA performance exceed the targets by certain amounts. Futhermore, if the Company disposes of all or substantially all of the assets or voting interests of FAME during the five years following the closing of the FAME acquisition, certain payments may become due to the FAME sellers out of the proceeds of such sale. See "Agreements Related to the Pending Acquisitions." In addition, pursuant to the agreement relating to the acquisition certain assets of Oakdale, if the combined EBITDA (as defined in the Oakdale acquisition agreement) of the Oakdale Music Theater and Meadows exceeds $5.5 million in 1999, the Company will be obligated to pay the Oakdale sellers between 5.0 to 5.8 times the amount of such excess.

 FUTURE ACQUISITIONS

   The Company is in the process of negotiating certain additional acquisitions in the live entertainment business and related businesses, however, it has not yet entered into any definitive agreements with respect to such acquisitions and there can be no assurance that it will do so or have the necessary resources to consummate any of such acquisitions.

 SPIN-OFF

   Pursuant to the Tax Sharing Agreement, the Company is responsible for certain taxes of SFX Broadcasting, including taxes imposed with respect to income generated by the Company for the periods prior to the Spin-Off and taxes resulting from gain recognized in the Spin-Off. The Company will be allowed to offset any gain or income by the net operating losses of SFX Broadcasting (including net operating losses generated in the current year prior to the Spin-Off) which are available to offset such gain or income. The Company believes that the amount of taxes that it will be required to pay in connection with the Spin-Off will be determined by reference to the average of the high and low sales price of the Class A Common Stock on April 27, 1998 (the date of the distribution of Common Stock pursuant to the Spin-Off). Increases or decreases in the value of the Common Stock subsequent to such date will not affect the tax liability. The average of the high and low sales price of the Class A Common Stock on April 27, 1998 was $30.50 per share, and Management estimates that the Company will be required to pay approximately $120 million pursuant to such indemnification obligation. Most of the tax liability relates to certain deferred intercompany transactions creating taxable income for the Company. Management believes that these deferred intercompany transactions will give rise to additional tax basis which will be available to offset future taxable income of the Company. Management's estimates of the amount of the indemnity payment and additional taxable basis are based on certain assumptions which management believes are reasonable. However, upon completion of the relevant tax forms, including any potential audits, such assumptions could be modified in a manner which would result in a significant variance in the actual amount of the tax indemnity. The Company intends to use a substantial portion of the net proceeds from the Offering to make such payment and expects that such payment will be due on or about June 15, 1998. Such payment will not result in any corresponding increase in the Company's assets or cash flows and, therefore, the purchasers of Class A Common Stock in the Offering will experience substantial dilution. For a more complete description of the tax indemnification obligations, see the Tax Sharing Agreement filed as an exhibit hereto.

   The Company also incurred approximately $18.0 million in fees and expenses in connection with the Spin-Off which the Company will fund from its cash on hand. In addition, pursuant to the SFX Merger Agreement, the Company has agreed to assume SFX Broadcasting's obligations under the employment agreements of certain employees and senior management, including the obligation to make change of control payments to Messrs. Sillerman, Ferrel and Benson aggregating approximately $3.3 million, $1.5 million and $0.2 million, respectively. The assumed obligations will also include the duty to indemnify Messrs. Sillerman and Ferrel for one-half of any excise taxes that may be assessed against them in connection with the change of control payments. It is also anticipated that Mr. Sillerman's employment agreement with the Company will provide for certain indemnities relating to the SFX Merger. In addition, pursuant to the Distribution Agreement, the Company will be required to indemnify SFX Broadcasting and each of its directors, officers and employees for any losses relating to the Company's assets and liabilities.

   In addition, pursuant to the Distribution Agreement, the Company will assume certain obligations of SFX Broadcasting, including two real estate leases on its executive offices. Such leases provide for annual rent of approximately $1.4 million.

 WORKING CAPITAL

   As required by the Distribution Agreement, SFX Broadcasting contributed to the Company all of its concert and other live entertainment assets. At that time, the Company assumed all of SFX Broadcasting's liabilities relating to the live entertainment businesses, along with certain other liabilities. At the time of the SFX Merger, if Working Capital is negative, then the Company must pay the amount of the shortfall to SFX Broadcasting. If positive, SFX Broadcasting must pay such Working Capital to the Company. As of March 31, 1998, the Company estimates that Working Capital to be paid by SFX Broadcasting to the Company would have been approximately $3.3 million. The Company does not expect that the amount of Working Capital will be materially different at the time of the SFX Merger, but the actual amount of Working Capital as of the SFX Merger will be a function of, among other things, the operating results of SFX Broadcasting through the date of the SFX Merger, the actual date of the closing of the SFX Merger and the actual cost of consummating the SFX Merger and related transactions. In February 1998, the Company reimbursed SFX Broadcasting approximately $25.3 million for consent fees, capital expenditures and other acquisition related fees previously funded by SFX Broadcasting.

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

 CAPITAL EXPENDITURES

   Capital expenditures totaled $11.8 million for the three months ended March 31, 1998. The Company expects that capital expenditures for the full fiscal year 1998 will be substantially higher than historical levels, due to the planned capital expenditures of approximately $29.0 million for 1998 at existing venues (including $17.0 million for the expansion and renovation of the Jones Beach Amphitheater and $12.0 million for the expansion and renovation of the PNC Bank Arts Center) and capital expenditures requirements of the Acquired Businesses, including $12.0 million for the construction of a new amphitheater serving the Seattle, Washington market. The Company expects to fund its remaining capital expenditures for 1998 (estimated by the Company to be approximately $32 million (including $25.0 million of major projects and $7.0 of other capital expenditures)) from its cash on hand.

 FUTURE CHARGES TO EARNINGS

   The Company anticipates entering into or amending employment agreements with certain of its executive officers before the Spin-Off. In connection with these agreements, the Company sold to the executive officers an aggregate of 650,000 shares of Class B Common Stock and 190,000 shares of Class A Common Stock at a purchase price of $2.00 per share. The Company will record a non-cash compensation charge in the second quarter of approximately $24 million in connection with this sale. In addition, the Company will recognize a charge to earnings of approximately $7.5 million in the second quarter associated with the Meadows Repurchase resulting from 247,177 shares of Class A Common Stock issued to Mr. Sillerman in connection with the Meadows Repurchase. The amount of such charge would be equal to the fair value of Class A Common Stock to be received by Mr. Sillerman at the time of the Meadows Repurchase.

   Further, the Board, on the recommendation of its Compensation Committee, also has approved the issuance of certain "below market" stock options exercisable for an aggregate of 252,500 shares of Class A Common Stock. These options will vest over three years and will have an exercise price of $5.50 per share. The Company will record non-cash compensation charges of approximately $2 million annually over the three-year exercise period.

   The consummation of the Recent Acquisitions and other future acquisitions will also result in substantial charges to earnings relating to interest expense and the recognition and amortization of goodwill and other intangible assets. As of March 31, 1998, the Company's goodwill was approximately $470.7 million. This balance will substantially increase due to the Pending Acquisitions. Goodwill and other intangible assets are being amortized using the straight line method over 15 years.

 YEAR 2000 COMPLIANCE

   The Company has addressed the risks associated with Year 2000 compliance with respect to its accounting and financial reporting systems and is in the process of installing new accounting and reporting systems. These systems are expected to provide better reporting, to allow for more detailed analysis, to handle both the 1997, Recent and the Pending Acquisitions and to be Year 2000 compliant. The Company anticipates that the cost of implementing these systems will be approximately $3.0 million. The Company is in the process of examining Year 2000 compliance issues with respect to its vendors and does not anticipate that it will be subject to a material impact in this area.

 RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("FAS 131"), which is effective for years beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. FAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements in 1998. Management has not yet completed its review of FAS 131 but does not expect that its adoption will have a material effect on the Company's statement of position or revenues, only on the composition of its reportable segments.

 SOURCES OF LIQUIDITY

   As of March 31, 1998, the Company's cash and cash equivalents totaled $94.0 million and its working capital deficiency totaled $110.8 million. In February of 1998, the Company received proceeds of $350.0 million from the Note Offering and borrowed $150.0 million under the Credit Facility in order to consummate the Recent Acquisitions (approximately $446.1 million) and pay certain fees and expenses related to the Recent Acquisitions (approximately $6.0 million). On a pro forma basis, after giving effect to the Transactions, the Pending Acquisitions and the Financing as if they had occurred on March 31, 1998, the Company's working capital would have been approximately $27.8 million at March 31, 1998.

   The Company has incurred and will continue to incurr substantial amounts of indebtedness. As of March 31, 1998, the Company's consolidated indebtedness would have been approximately $628.0 million on a pro forma basis giving effect to the Transactions, the Pending Acquisitions and the Financing (assuming that the Spin-Off and the SFX Merger occur on the terms currently contemplated). The Company may incur indebtedness from time to time to finance acquisitions, for capital expenditures or for other purposes.

   The Credit Facility consists of a $150.0 million seven year reducing revolving facility (the "Revolver") and a $150.0 million eight year term loan (the "Term Loan"). Upon consummation of the Financing, the Company will have $65.1 million in remaining borrowing availability under the Credit Agreement (subject to the ability of the Company to increase borrowing availability by up to an additional $50.0 million). Loans outstanding under the Credit Facility will bear interest, at the Company's option, at 1.875 to 2.375 percentage points over LIBOR or the greater of the Federal Funds rate plus 0.50% or BNY's prime rate. The interest rate spreads on the Term Loan and the Revolver will be adjusted based on the Company's Total Leverage Ratio (as defined in the Credit Agreement). The Company will pay a per annum commitment fee on unused availability under the Revolver of 0.50% to the extent that the Company's Leverage Ratio is greater than or equal to 4.0 to 1.0, and 0.375% if such ratio is less than 4.0 to 1.0 and a per annum letter of credit fee equal to the Applicable LIBOR Margin (as defined in the Credit Agreement) for the Revolver then in effect. The Revolver and Term Loan contain provisions providing that, at its option and subject to certain conditions, the Company may increase the amount of either the Revolver or Term Loan by $50.0 million. The Revolver and Term Loan contain usual and customary covenants, including limitations on (a) line of business, (b) additional indebtedness, (c) liens, (d) acquisitions, (e) asset sales, (f) dividends, repurchases of stock and other cash distributions, (g) total leverage, (h) senior leverage and (i) ratios of Operating Cash Flow (as defined in the Credit Agreement) to pro forma interest expense, debt service and fixed charges. The Company's obligations under the Revolver and Term Loan are secured by substantially all of its assets, including property, stock of subsidiaries and accounts receivable and guaranteed by the Company's subsidiaries.

   The net proceeds of the Offering, together with anticipated borrowings under the Credit Facility, are expected to be approximately $347.0 million, which the Company intends to use to pay the anticipated tax indemnification obligation to SFX Broadcasting (approximately $120.0 million), to pay the cash portion of the purchase price of the Pending Acquisitions (approximately $216.1 million), to pay certain fees and expenses related to the Financing (approximately $17.9 million), to pay certain fees and expenses related to the Pending Acquisitions (approximately $6.0 million) and to make certain change of control payments to executive officers ($5.0 million). The foregoing represents the Company's best estimate of the allocation of the net proceeds of the Offering based on the current status of its business and as noted elsewhere herein could be subject to significant change. On a pro forma basis for the twelve months ended March 31, 1998, amounts available for borrowing under the Credit Facility plus the net proceeds from the Offering, would be sufficient for the uses of funds described herein. However, there can be no assurance that the Company will have sufficient cash flows at the time of borrowing to permit it to make borrowings under the Credit Facility in the amounts required.

   Future events, including the actual amount of the tax indemnity payment, the ability of the Company to identify appropriate acquisition candidates, the availability of other financing and funds generated from operations and the status of the Company's business from time to time, may make changes in the allocation of the net proceeds of the Offering necessary or desirable.

   Furthermore, certain agreements of the Company, including the Distribution Agreement, the Tax Sharing Agreement, certain employment agreements and the agreements relating to the Recent Acquisitions and the Pending Acquisitions provide for tax and other indemnities, purchase price adjustments and future contingent payments in certain circumstances. There can be no assurance that the Company will have sufficient sources of funds to make such payments should they come due. In addition, consistent with its operating strategy, the Company intends to pursue additional expansion opportunities and expects to continue to identify and negotiate with respect to substantial acquisitions in the live entertainment business. However, it may be unable to identify and acquire additional suitable businesses or obtain the financing necessary to acquire the businesses. Future acquisitions by the Company could result in (a) potentially dilutive issuance of equity securities, (b) the incurrence of substantial additional indebtedness and/or (c) the amortization of expenses related to goodwill and other intangible assets, any or all of which could materially adversely affect the Company's business, financial condition and results of operations.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   (c) On February 11, 1998, the Company sold $350.0 million in aggregate principal amount of its 9 1/8% Senior Subordinated Notes due 2008. Lehman Brothers, Goldman Sachs, & Co., BNY Capital Markets, Inc. and ING Barings (the "Initial Purchasers") were the purchasers of the Notes and resold the Notes (i) to certain "qualified institutional buyers," as defined in Rule 144A of the Securities Act, and (ii) outside the United States to certain persons in reliance upon Regulation S promulgated under the Securities Act. The aggregate cash offering price of the Notes was $350.0 million and the aggregate discounts and commissions related to the sale were $10.5 million. The Company relied upon an exemption from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering. The Company has agreed to register the Notes (or a new series of securities identical in all respects to the Notes) under the Securities Act within a certain time period.

   On February 25, 1998, the Company consummated its acquisition of PACE. In connection with such acquisition, the Company issued to the sellers of PACE
1.5 million shares of Class A Common Stock upon consummation of the Spin-Off.

   On February 27, 1998, the Company consummated its acquisition of Contemporary. In connection with such acquisition, the Company issued to the sellers of Contemporary shares of the Company's series A redeemable convertible preferred stock which automatically converted into 1,402,850 shares of Class A Common Stock upon consummation of the Spin-Off.

   On February 24, 1998, the Company consummated its acquisition of BGP. In connection with such acquisition, the Company issued to the sellers of BGP options to purchase an aggregate of 562,640 shares of Class A Common Stock upon consummation of the Spin-Off.

   On February 27, 1998, the Company consummated its acquisition of Network. In connection with such acquisition, the Company issued to the sellers of Network 750,188 shares of Class A Common Stock upon consummation of the Spin-Off.

   On May 1, 1998, upon the consummation of the Spin-Off, the Company issued 526,566 shares of Class A Common Stock to the holders of certain options and SAR's issued by SFX Broadcasting.

   In May 1998, the Company sold 190,000 shares of Class A Common Stock and 650,000 shares of Class B Common Stock to certain executive officers for a purchase price $2.00 per share.

   The sales of securities to the sellers of PACE, Contemporary, BGP and Network and the issuance of shares to the holders of options and SARs were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof. Each of these sales was made without the use of an underwriter.

   In addition, the Company has agreed to issue 1,531,782 shares of Class A Common Stock in connection with the acquisition of FAME and Don Law.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

   EXHIBIT
   NUMBER                                DESCRIPTION OF EXHIBIT
   -------                               ----------------------
    **2.1    Distribution Agreement among the Company, SFX Broadcasting and SFX Buyer
    **2.2    Tax Sharing Agreement among the Company, SFX Broadcasting and SFX Buyer
    **2.3    Employee Benefits Agreement among the Company, SFX Broadcasting and SFX Buyer
    **3.1    Amended and Restated Certificate of Incorporation of the Company
      3.2    Certificate of Amendment to the Certificate of Incorporation of SFX Entertainment, Inc., as
             filed with the Secretary of State of the State of Delaware on February 25, 1998
             (incorporated by reference to Exhibit 3.1 to Form 8-K of SFX Entertainment, Inc. (Commission
             File No. 333-43287) filed with the Securities and Exchange Commission on March 11, 1998).
      3.3    Certificate of Designation relating to the Series A Preferred Stock of SFX Entertainment,
             Inc., as filed with the Secretary of State of the State of Delaware on February 27, 1998
             (incorporated by reference to Exhibit 3.1 to Form 8-K of SFX Entertainment, Inc. (Commission
             File No. 333-43287) filed with the Securities and Exchange Commission on March 11, 1998).
      4.1    Indenture, dated February 11, 1998, by and among SFX Entertainment, Inc., certain of its subsidiaries and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.2 to the
             Form 8-K of SFX Broadcasting, Inc. (Commission File No. 0-22486) filed with the Securities and Exchange Commission on February 18, 1998).




   EXHIBIT
   NUMBER                                       DESCRIPTION OF EXHIBIT
   -------                                      ----------------------
     10.1    Registration Rights Agreement, dated as of February 11, 1998, relating to the 9 1/8% Senior
             Subordinated Notes due 2008 of SFX Entertainment, Inc., the subsidiaries of SFX
             Entertainment named therein, Lehman Brother Inc., Goldman Sachs & Co., BNY Capital Markets,
             Inc. and ING Barings (incorporated by reference to Exhibit 10.3 to the Form 8-K of SFX
             Broadcasting, Inc. (Commission File No. 0-22486) filed with the Securities and Exchange
             Commission on February 18, 1998).
     10.2    Credit and Guarantee Agreement, dated as of February 26, 1998, by and among SFX
             Entertainment, the Subsidiary Guarantors party thereto, the Lenders party thereto, Goldman
             Sachs Credit Partners, L.P., as co-documentation agent, Lehman Commercial Paper Inc., as co-documentation agent, and The Bank of New York, as administrative agent (incorporated by reference to Exhibit 10.2 to the Form 8-K of SFX Entertainment, Inc. (Commission File No.
             333-43287) filed with the Securities and Exchange Commission on March 11, 1998).
     10.3    Purchase Agreement, dated February 5, 1998, relating to the 9 1/8% Senior Subordinated Notes due 2008 of SFX Entertainment, Inc., the subsidiaries of SFX Entertainment named therein,
             Lehman Brother Inc., Goldman Sachs & Co., BNY Capital Markets, Inc. and ING Barings
             (incorporated by reference to Exhibit 10.4 to the Form 8-K of SFX Entertainment, Inc.
             (Commission File No. 333-43287) filed with the Securities and Exchange Commission on March
             11, 1998).
   **10.4    Stock Purchase Agreement, dated as of April 29, 1998, among SFX Sports Group, Inc., SFX
             Entertainment, Inc. and David Falk, Curtis Polk and G. Michael Higgins
   **10.5    Asset Purchase Agreement, dated April 29, 1998, by and among Blackstone Entertainment LLC, its members, DLC Acquisition Corp., and SFX Entertainment, Inc.
   **10.6    Purchase and Sale Agreement, dated April 22, 1998, by and among Oakdale Concerts, LLC,
             Oakdale Development Limited Partnership and Oakdale Theater Concerts, Inc.
   **10.7    Stock Purchase and Redemption Agreement, dated May 1, 1998, among Event Merchandising, Inc., its stockholders and EMI Acquisition Sub, Inc.
   **10.8    Letter of Intent, dated March 6, 1998, among SFX Entertainment, Inc., TBA Entertainment
             Corporation, Brian F. Murphy, Randy Brogna and Matt Curto
   **10.9    Letter of intent, dated March 9, 1998, among SFX Entertainment Inc., TBA Entertainment
             Corporation, Robert E. Geddes, Thomas Miserendino and Brian E. Murphy
     27.1*   Financial Data Schedule.

------------
*      Filed herewith.

** Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-50079) filed with the Commission on May 5, 1998.

   (b)  Reports on Form 8-K

   On March 11, 1998, the Company filed a Form 8-K under Item 2 (Acquisition or Disposition of Assets) thereof disclosing the acquisition by the Company of (i) BG Presents. Inc., (ii) PACE Entertainment Corporation, (iii) The Contemporary Group, (iv) The Album Network, Inc., SJS Entertainment Corporation and The Network 40, Inc. and (v) Concert/Southern Promotions; and under Item 5 (Other Events) thereof, disclosing the execution of a Credit and Guarantee Agreement.

                                  SIGNATURES

   Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SFX ENTERTAINMENT, INC.

Date: May 4, 1998                         By: /s/ Howard Tytel
                                              -------------------------------
                                              Howard J. Tytel
                                              Executive Vice President,
                                              General Counsel,
                                              Secretary and Director

Date: May 4, 1998                         By: /s/ Thomas P. Benson
                                              -------------------------------
                                              Thomas P. Benson
                                              Chief Financial Officer,
                                              Vice President and Director