Form 10-Q/A
period 1998-03-31
SFX ENTERTAINMENT INC
filed 1998-06-09
CIK 1051253

                                 FORM 10-Q/A


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number: 000-24017

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

Yes [ ]    No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 29, 1998, the number of shares outstanding of the Registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, was 27,027,662 and 1,697,037, respectively.

                    SFX ENTERTAINMENT, INC. AND SUBSIDIARIES
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q/A

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
Item 2        Management's Discussion and Analysis of Financial Condition and
               Results of Operations............................................. 13
              SIGNATURES......................................................... 28




                                 EXPLANATORY NOTE

   The consolidated financial statements as of March 31, 1998 and for the three months ended March 31, 1998 have been amended to eliminate expenses of approximately $18.4 million principally related to the Spin-Off (as defined herein). The elimination of these expenses resulted in a corresponding decrease in the original capital transferred to SFX Entertainment, Inc. (the "Company") from SFX Broadcasting, Inc. ("SFX Broadcasting") and therefore the change had no effect on the Company's reported shareholders' deficit.

                   SFX ENTERTAINMENT, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                  MARCH 31,    DECEMBER 31,
                                                                     1998          1997
                                                                 ----------- --------------
                                                                 (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents .....................................   $ 93,992      $  5,979
 Accounts receivable ...........................................     36,251         3,831
 Prepaid expenses and other current assets .....................     19,132         1,410
                                                                 ----------- --------------
Total current assets ...........................................    149,375        11,220
Property and equipment, net ....................................    196,732        59,685
Deferred acquisition costs .....................................         --         6,213
Goodwill and other intangible assets, net ......................    470,721        60,306
Investment in equity investees .................................     18,506           937
Note receivable from employees .................................      4,060           900
Other assets ...................................................     19,032         7,681
                                                                 ----------- --------------
TOTAL ASSETS ...................................................   $858,426      $146,942
                                                                 =========== ==============
LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
 Accounts payable and accrued expenses .........................   $ 50,501      $  2,715
 Deferred revenue ..............................................     54,943         3,603
 Income taxes payable ..........................................     15,160         1,707
 Due to SFX Broadcasting .......................................    125,378        11,539
 Current portion of long-term debt .............................     12,127           755
 Current portion of capital lease obligations ..................        326           168
 Current portion of deferred purchase consideration  ...........      1,730         1,950
                                                                 ----------- --------------
Total current liabilities ......................................    260,165        22,437

Long-term debt, less current portion ...........................    518,574        14,929
Capital lease obligations, less current portion ................     11,976           326
Deferred purchase consideration, less current portion  .........      4,128         4,289
Deferred income taxes ..........................................     50,559         2,817
                                                                 ----------- --------------
Total liabilities ..............................................    845,402        44,798

Minority interest ..............................................      1,570            --
Temporary equity-Stock subject to redemption ...................     16,500            --
Shareholder's equity (deficit):
Net capital transferred from SFX Broadcasting ..................    (39,795)       98,184
Preferred Stock, $.01 par value, 25,000,000 shares authorized,
 10 shares issued and outstanding at March 31, 1998 and no
 shares issued and outstanding at December 31, 1997  ...........         --            --
Class A common stock, $.01 par value, 100,000,000 shares
 authorized, 13,579,024 shares issued and outstanding  .........        136           136
Class B common stock, $.01 par value, 10,000,000 shares
 authorized, 1,047,037 shares issued and outstanding  ..........         10            10
Paid-in capital ................................................     39,975            --
Accumulated (deficit) earnings .................................     (5,372)        3,814
                                                                 ----------- --------------
Total shareholder's equity (deficit)............................     (5,046)      102,144
                                                                 ----------- --------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT) ...........   $858,426      $146,942
                                                                 =========== ==============

                            See accompanying notes.

                   SFX ENTERTAINMENT, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           ----------------------
                                                               1998       1997
                                                           ----------- ---------
Revenue ..................................................   $ 60,994    $ 7,789
Operating expenses:
 Cost of revenue .........................................     58,175      7,738
 Depreciation and amortization............................      4,428        660
 Corporate expenses, net of Triathlon fees of $133 in
 1998  and $641 in 1997 ..................................      1,314        858
                                                           ----------- ----------
                                                               63,917      9,256
                                                           ----------- ----------
Loss from operations .....................................     (2,923)    (1,467)
Investment income ........................................       (897)       (26)
Interest expense .........................................      6,748        103
Minority interest ........................................         82         --
Pretax income of equity investees ........................       (445)        --
                                                           ----------- ----------
Loss before provision for income taxes ...................     (8,411)    (1,544)
Provision for income taxes ...............................        500         --
                                                           ----------- ----------
Net loss .................................................     (8,911)    (1,544)
Accretion on stock subject to redemption..................       (275)        --
                                                           ----------- ----------
Net loss applicable to Common Shares......................    $(9,186)   $(1,544)
                                                           =========== ==========























                            See accompanying notes.

                   SFX ENTERTAINMENT, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)


                                                                      THREE MONTHS ENDED MARCH
                                                                                31,
                                                                      ------------------------
                                                                          1998        1997
                                                                      ----------- -----------
Operating activities:
Net loss ............................................................  $  (8,911)   $  (1,544)
Adjustment to reconcile net loss to net cash provided by operating activities:
 Depreciation and amortization ......................................      4,428         660
 Pretax income of equity investees, net of distributions received  ..       (351)         --
 Minority interest...................................................         82          --
 Changes in operating assets and liabilities, net of amounts acquired:
  Accounts receivable................................................      3,390        (260)
  Prepaid expenses and other current assets..........................     (1,207)       (603)
  Other assets.......................................................     (1,150)      1,384
  Accounts payable and accrued expenses..............................      4,586         (81)
  Deferred revenue...................................................      8,273         751
                                                                      ----------- -----------
Net cash provided by operating activities............................      9,140         307
Investing activities:
 Acquisition of businesses, net of cash acquired.....................   (367,997)    (22,590)
 Purchase of property and equipment..................................    (11,785)        (22)
                                                                      ----------- -----------
Net cash used in investing activities................................   (379,782)    (22,612)
                                                                      ----------- -----------
Financing activities:
 Capital transferred from SFX Broadcasting...........................         --      24,956
 Repayment of debt...................................................     (1,158)        (29)
 Proceeds from issuance of senior subordinated notes and borrowings
  under credit agreement.............................................    500,000          --
 Spin-Off related payments ..........................................    (17,107)         --
 Due to SFX Broadcasting ............................................     (6,161)         --
 Other, principally debt issuance costs .............................    (16,920)         --
                                                                      ----------- -----------
Net cash provided by financing activities............................    458,654      24,927
Net increase in cash and cash equivalents............................     88,012       2,622
Cash and cash equivalents at beginning of period.....................      5,980           0
                                                                      ----------- -----------
Cash and cash equivalents at end of period...........................  $  93,992    $  2,622
                                                                      =========== ===========
Supplemental disclosure of cash flow information:
Cash paid for interest...............................................  $     274    $     --
                                                                      =========== ===========
Cash paid for income taxes...........................................  $      --    $     --
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

                   SFX ENTERTAINMENT, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION


   SFX Entertainment, Inc. ("SFX" or the "Company") was formed as a wholly-owned subsidiary of SFX Broadcasting in December 1997 and as the parent company of SFX Concerts, Inc ("Concerts"). Concerts was formed in January of 1997 to acquire and hold SFX Broadcasting's live entertainment operations. During 1997 and 1998, the Company made several acquisitions as described below. The Company had no substantive operations until its acquisition of Delsener/Slater Enterprises, Ltd. and Affiliated Companies ("Delsener/Slater") in January 1997.


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


   In August 1997, SFX Broadcasting agreed to the merger (the "Broadcasting Merger Agreement") among SBI Holdings, Inc. (the "Buyer"), SBI Radio Acquisition Corporation, a wholly-owned subsidiary of the Buyer, and SFX Broadcasting (the "Broadcasting Merger" or "SFX Merger") and to the spin-off of the Company to the shareholders of SFX Broadcasting (the "Spin-Off"). The Spin-Off was completed on April 27, 1998 and the Broadcasting Merger was completed on May 29, 1998.

   Pursuant to the terms of the Spin-Off, SFX Broadcasting contributed to the Company all of the assets relating to its live entertainment businesses and the Company assumed all of SFX Broadcasting's liabilities pertaining to the live entertainment businesses, as well as certain other liabilities including the obligation to make change of control payments to certain employees of SFX Broadcasting of approximately $5,000,000 as well as the obligation to indemnify one-half of certain of these employees' excise tax. At the time of the Broadcasting Merger, the Company paid $8.3 million of negative Working Capital (as defined in the Broadcasting Merger Agreement) to SFX Broadcasting. In a related transaction, the Company was reimbursed $10.3 million of these costs by a third party. As of March 31, 1998, SFX

Broadcasting had advanced approximately $5,378,000 to the Company for use in connection with certain acquisitions and capital expenditures. This obligation and other costs subsequently incurred in connection with the Spin-Off were reimbursed in April 1998.


   The consolidated financial statements as of March 31, 1998 and for the three months ended March 31, 1998 have been amended to eliminate expenses of approximately $18.4 million principally related to the Spin-Off. The elimination of these expenses resulted in a corresponding decrease in the original capital transferred to the Company from SFX Broadcasting and therefore the change had no effect on the Company's reported shareholders' deficit.


   SFX Broadcasting and the Company have entered into a tax sharing agreement, pursuant to which the Company is responsible for certain taxes, including income taxes imposed with respect to income generated by the Company for the periods prior to the Spin-Off and taxes resulting from gain recognized in the Spin-Off. The Company will be allowed to offset any gain or income by the net operating losses of SFX Broadcasting (including net operating losses generated in the current year prior to the Spin-Off) which are available to offset such gain or income. The Company believes that the amount of taxes that it will be required to pay in connection with the Spin-Off will be determined by reference to the average of the high and low sales price of the Class A Common Stock on April 27, 1998 (the date of the distribution of Common Stock pursuant to the Spin-Off). Increases or decreases in the value of the Common Stock subsequent to such date will not affect the tax liability. The average of the high and low sales price of the Class A Common Stock on the Nasdaq National Market on April 27, 1998 was $30.50 per share and management estimates that the Company will be required to pay approximately $120.0 million pursuant to such indemnification obligation. Most of the tax liability relates to certain deferred intercompany transactions creating taxable income for the Company. Management believes that these deferred intercompany transactions will give rise to additional tax basis which will be available to offset future taxable income of the Company. Management's estimates of the amount of the indemnity payment and additional taxable basis are based on certain assumptions which management believes are reasonable. However, upon completion of the relevant tax forms, including any potential audits, such assumptions could be modified in a manner which would result in a significant variance in the actual amounts of the tax indemnity and of the additional basis. The Company intends to use a substantial portion of the net proceeds from its May 27, 1998 equity offering (the "Equity Offering") (See Note 6) to make such payment and expects that such payment will be due on or about June 15, 1998. Such payment will not result in any corresponding increase in the Company's assets or cash flows.

2. ACQUISITIONS

Delsener/Slater


   In January 1997, SFX Broadcasting acquired Delsener/Slater, a concert promotion company, for an aggregate consideration of approximately $27,600,000, including $2,900,000 for working capital and the present value of deferred payments of $3,000,000 to be paid without interest over five years and $1,000,000 to be paid without interest over ten years. Delsener/Slater has long-term leases or is the exclusive promoter for seven of the major concert venues in the New York City metropolitan area, including the Jones Beach Amphitheater, a 14,000-seat complex located in Wantagh, New York, and the PNC Bank Arts Center (formerly known as the Garden State Arts Center), a 17,500-seat complex located in Holmdel, New Jersey.


Meadows

   In March 1997, the Company acquired the stock of certain companies which own and operate the Meadows Music Theater (the "Meadows"), a 25,000-seat indoor/outdoor complex located in Hartford, Connecticut for $900,000 in cash, 250,838 shares of SFX Broadcasting Class A Common Stock with a value of approximately $7,500,000 and the assumption of approximately $15,400,000 in debt.


   In connection with the acquisition of the Meadows, SFX Broadcasting obtained an option to repurchase 250,838 shares of its Class A common stock (the "Meadows Shares") for an aggregate purchase price of $8.3 million (the "Meadows Repurchase"). Pursuant to the terms of the Broadcasting Merger Agreement, if the Meadows Shares are outstanding at the effective time of the Broadcasting Merger, Working Capital would be decreased by approximately $10.5 million. However, SFX Broadcasting was restricted from exercising the Meadows Repurchase by certain loan covenants and other restrictions.


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

   In April 1998, SFX Broadcasting assigned the option for the Meadows Shares to an unaffiliated third party and, in connection therewith, paid such party a fee of $75,000. Mr. Sillerman subsequently advanced such party the $8.3 million exercise price for the Meadows Repurchase, the repayment of which became due upon the consummation of the SFX Merger. The third party exercised the option and transferred to Mr. Sillerman the Class A Common Stock to be issued in the Spin-Off with respect to the Meadows Shares. The transaction was approved by SFX Broadcasting's board of directors, including the independent directors. A non-cash charge to earnings of approximately $7.5 million will be recorded in the second quarter of 1998 based on the fair value of the shares received by Mr. Sillerman as of the date of the Meadows Repurchase.


Sunshine Promotions


   In June 1997, the Company acquired the stock of Sunshine Promotions, Inc. and certain other related Companies ("Sunshine Promotions"), a concert promoter in the Midwest, for $53,900,000 in cash, of which $2,000,000 is payable over five years, 62,792 shares of SFX Broadcasting Class A Common Stock issued with a value of approximately $2,000,000, shares of SFX Broadcasting stock issuable over a two year period with a value of approximately $2,000,000 and the assumption of approximately $1,600,000 of debt. The shares of stock to be issued in the future are classified as deferred purchase consideration on the balance sheet. Sunshine Promotions owns the Deer Creek Music Theater, a 21,000-seat complex located in Indianapolis, Indiana, and the Polaris Amphitheater, a 20,000-seat complex located in Columbus, Ohio, and has a long-term lease to operate the Murat Centre (the "Murat"), a 2,700-seat theater and 2,200-seat ballroom located in Indianapolis, Indiana. Pursuant to the Broadcasting Merger Agreement, the Company is responsible for the payments owing under the Sunshine note, which by its terms accelerates upon the change in control of SFX Broadcasting resulting from the consummation of the Broadcasting Merger.


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

BGP

   On February 24, 1998, the Company acquired all of the outstanding capital stock of BG Presents ("BGP"), an owner-operator of venues for live entertainment and a promoter in the San Francisco Bay area (the "BGP Acquisition"), for total consideration of approximately $80,300,000 (including the repayment of $12,000,000 in BGP debt and the issuance upon the Spin-Off of 562,640 shares of common stock of the Company valued by the parties at $7,500,000). The sellers of BGP provided net working capital (as defined in the acquisition agreement) at the closing in an amount equal to or greater than long-term debt.


PACE


   On February 25, 1998, the Company acquired all of the outstanding capital stock of PACE Entertainment Corporation ("PACE"), a diversified producer and promoter of live entertainment in the United States (the "PACE Acquisition"), for total consideration of approximately $150,100,000 (including issuance upon the Spin-Off of 1,500,000 shares of the Company's common stock valued by the parties at $20,000,000 and assumption of approximately $20,600,000 of debt). In related transactions, the Company acquired, for total consideration of $90,600,000 comprised of $41,400,000 in cash, the repayment of approximately $43,100,000 of debt and the assumption of approximately $6,100,000 of debt related to a capital lease, the 66 2/3% ownership interests of Blockbuster Entertainment Corporation and Sony Music Entertainment, Inc. in Amphitheater Entertainment Partnership, a partner of PACE in the Pavilion Partners venue partnership. As a result, the Company owns 100% of Pavilion Partners.


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

   The Westbury Acquisition PACE Acquisition, the Contemporary Acquisition, the Network Acquisition, the BGP Acquisition and the Concert/Southern Acquisition are collectively referred to herein as the "First Quarter 1998 Acquisitions." The cash portion of the First Quarter 1998 Acquisitions were financed with the proceeds of the Notes offering and Credit Agreement (see
Note 3) and were accounted for under the purchase method of accounting. The purchase prices of the First Quarter 1998 Acquisitions have been preliminarily allocated to the assets acquired andliabilities assumed and are subject to change.

   The accompanying consolidated financial statements as of March 31, 1998 include the accounts of the Company, its subsidiaries and certain assets and liabilities which were contributed by SFX Broadcasting to the Company in the Spin-Off. Operating results for the 1997 Acquisitions and the First Quarter 1998 Acquisitions are included herein from their respective acquisition dates. Operating results associated with the assets and liabilities contributed by SFX Broadcasting are included herein. SFX Broadcasting provides various administrative services to the Company. It is SFX Broadcasting's policy to allocate these expenses on the basis of direct usage. In the opinion of management, this method of allocation is reasonable and allocated expenses approximate what the Company would have incurred on a stand-alone basis. Intercompany transactions and balances have been eliminated in consolidation.

   The following pro forma summary represents the consolidated results for the three months ended March 31, 1998 and 1997 as if the 1997 Acquisitions and the First Quarter 1998 Acquisitions had occurred at the beginning of such period after giving effect to certain adjustments, including amortization of intangible assets and interest expense on the acquisition debt. These pro forma results have been included for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or of results which may occur in the future (in thousands).

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


   On February 26, 1998 the Company executed a Credit and Guarantee Agreement (the "Credit Agreement") which established a $300.0 million senior secured credit facility comprised of (i) a $150.0 million eight-year term loan (the "Term Loan") and (ii) a $150.0 million seven-year reducing revolving credit facility. Loans outstanding under the Credit Facility bear interest, at the Company's option, at 1.875 to 2.375 percentage points over LIBOR or the greater of the Federal Funds rate plus 0.50% or BNY's prime rate. The interest rate spreads on the Term Loan and the Revolver will be adjusted based on the Company's Total Leverage Ratio (as defined in the Credit Agreement). The Company will pay a per annum commitment fee on unused availability under the Revolver of 0.50% to the extent that the Company's Leverage Ratio is greater than or equal to 4.0 to 1.0, and 0.375% if such ratio is less than 4.0 to 1.0 and a per annum letter of credit fee equal to the Applicable LIBOR Margin (as defined in the Credit Agreement) for the Revolver then in effect. The Revolver and Term Loan contain provisions providing that, at its option and subject to certain conditions, the Company may increase the amount of either the Revolver or Term Loan by $50.0 million. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company, including a pledge of the outstanding stock of substantially all of its subsidiaries and guaranteed by all of the Company's subsidiaries. On February 27, 1998, the Company borrowed $150.0 million under the Term Loan. As of June 5, 1998 there were no borrowings under the Revolver. The Company intends to draw down approximately $22.2 million of the Revolver to fund the Pending Acquisitions (see Note 6).


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

6. SUBSEQUENT EVENTS

Avalon

   On May 14, 1998, the Company acquired all of the outstanding equity interests of Irvine Meadows Amphitheater, New Avalon, Inc., TBA Media, Inc. and West Coast Amphitheater (collectively, "Avalon") for a cash purchase price of $26.8 million (subject to upward adjustment), including approximately $300,000 that the Company paid to reimburse the Avalon sellers for certain third party out of pocket expenses incurred in the developement of the Camarillo Creek Amphitheatre. Avalon is a concert promoter and producer that operates predominantly in the Los Angeles area. The purchase price was financed from borrowings under the Company's Credit Agreement, which was subsequently repaid with the proceeds from the Equity Offering.

Oakdale

   On June 3, 1998, the Company acquired certain assets of Oakdale Concerts, LLC and Oakdale Development Limited Partnership (collectively, "Oakdale"), a promoter and producer of concerts in Connecticut and the owner of the 4,800 seat Oakdale Music Theater, for a purchase price of $9.4 million in cash and the assumption of $2.5 million in liabilities. The Company also made a non-recourse loan to the Oakdale sellers in the amount of $11.4 million. In addition, pursuant the Oakdale Agreement, if the Combined EBITDA (as defined in the Oakdale Agreement) of the Oakdale Theater and Meadows exceeds $5.5 million in 1999, the Company will be obligated to pay between 5.0 to 5.8 times the amount of such excess to the Oakdale sellers. The purchase price was financed from the proceeds of the Equity Offering.

FAME

   On June 4, 1998, the Company acquired Falk Associates Management Enterprises, Inc. and Financial Advisory Management Enterprises, Inc. (collectively, "FAME"), a full-service marketing and management company which specializes in the representation of team sports athletes, primarily in professional basketball. The aggregate purchase price for FAME was approximately $82.2 million in cash (including approximately $7.9 million which the Company paid in connection with certain taxes incurred by FAME and the FAME sellers and excluding $4.7 million of taxes paid on behalf of the sellers which will be refunded to the Company in 1999) and 1.0 million shares of Class A Common Stock. The agreement also provides for payments by the Company to the FAME sellers of additional amounts up to an aggregate of $15.0 million in equal annual installments over 5 years contingent on the achievement of certain operating performance targets. The agreement also provides for additional payments by the Company if FAME's operating performance exceed the targets by certain amounts. The purchase price was financed from the proceeds of the Equity Offering.

Offering of Class A Common Stock

   On May 27, 1998, the Company consummated an offering of 8,050,000 shares of Class A Common Stock at an initial offering price of $43.25 per share. The proceeds received by the Company, after deducting the underwriting discount and offering expenses, were approximately $326.5 million. A portion of the proceeds
(i) were used to repay certain indebtedness and consummate the FAME acquisition and Oakdale acquisition and (ii) will be used to pay the tax idemnification obligation to SFX Broadcasting pursuant to the tax sharing agreement (see
Note 1).

Don Law

   The Company has entered into an agreement to acquire certain assets of Blackstone Entertainment, LLC ("Don Law"), a concert and theater promoter in New England, for an aggregate consideration of approximately $90.0 million (subject to adjustment under certain circumstances), including the repayment of approximately $10.0 million in debt. The Company may, at its option, pay up to $16.0 million of the purchase price in shares of Class A Common Stock. Don Law currently owns and/or operates three venues in New England with an aggregate seating capacity of 27,400. Don Law also acts as the sole ticket operator for all of its own venues as well as several third party venues.


EMI

   The Company has entered into an agreement to acquire an approximately 80% interest in Event Merchandising, Inc. ("EMI"), an event merchandising contractor in the United States for approximately $8.5 million. In addition, the Company is required to make a loan to the EMI sellers in an amount equal to certain taxes incurred by the EMI sellers in connection with the transaction. The Company expects that the amount of the loan will be approximately $750,000. EMI has concession contracts with 26 amphitheaters, including 13 venues owned and/or operated by the Company.

   The acquisitions of FAME, Avalon and Oakdale are collectively referred to as the "Subsequent Acquisitions."

   The acquisitions of Don Law and EMI are collectively referred to herein as the "Pending Acquisitions." The Company intends to use a portion of the proceeds from the Equity Offering and additional borrowings under the Credit Agreement (collectively, the "Financing") to consummate the Pending Acquisitions. The Company expects to complete each of the Pending Acquisitions during June or July 1998. However, the timing and completion of the Pending Acquisitions are subject to a number of conditions, certain of which are beyond the Company's control and there can be no assurance that each of the Pending Acquisitions will be consummated during such period, on the terms described herein, or at all. The Company is also currently pursuing certain additional acquisitions; however, it has not entered into any definitive agreements with respect to such acquisitions and there can be no assurance that it will do so.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences include, but are not limited to, risks and uncertainties relating to the Company's absence of a combined operating history, its potential inability to integrate the First Quarter 1998 Acquisitions, the Subsequent Acquisitions, the Pending Acquisitions and other risks related to the recent acquisitions, control of the motor sports and theatrical businesses, future acquisitions, inability to obtain future financing, inability to successfully implement operating strategies (including the achievement of cost savings), the Company's expansion strategy, its need for additional funds, its control of venues, working capital adjustments, control by management, dependence on key personnel, potential conflicts of interest, indemnification agreements, seasonality, competition, regulatory matters, environmental matters, economic conditions and consumer tastes and availability of artists and events. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


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


FIRST QUARTER 1998 ACQUISITIONS


   In January 1998, the Company acquired Westbury Music Fair. In February 1998, the Company acquired PACE, Pavilion Partners, Contemporary, BGP and Network and in March 1998, the Company acquired Concert/Southern and USA Motorsports. The acquisitions of Westbury Music Theater, PACE, Pavilion Partners, Contemporary, BGP, Network, Concert/Southern and USA Motorsports are collectively referred to herein as the "First Quarter 1998 Acquisitions."

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


 ACQUISITION OF PACE

   On February 25, 1998, the Company acquired all of the outstanding capital stock of PACE (the "PACE Acquisition"). In connection with the PACE Acquisition, the Company acquired 100% of Pavilion Partners, a partnership that owns interests in 10 venues, one-third through the acquisition of PACE and two-thirds through separate agreements between PACE and Blockbuster and between PACE and Sony (the acquisition of such two-thirds interest, the "Pavilion Acquisition"). The total consideration for the PACE Acquisition was approximately $109.5 million in cash, the repayment of approximately $20.6 million of debt and the issuance of 1.5 million shares of Class A Common Stock. The total consideration for the Pavilion Acquisition was approximately $90.6 million, comprised of $41.4 million in cash and the repayment of $43.1 million of debt and the assumption of approximately $6.1 million of debt related to a capital lease. The purchase price was financed from the proceeds of the Note Offering.

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

 ACQUISITION OF BGP

   On February 24, 1998, the Company, through the Company's wholly-owned subsidiary, BGP Acquisition, LLC acquired all of the outstanding capital stock of BGP, for a total consideration of $60.8 million in cash, $12.0 million in repayment of debt, which amount was at least equal to BGP's working capital (as defined in the acquisition agreement), and 562,640 shares of Class A Common Stock (the "BGP Acquisition"). The purchase price was financed from borrowings under the Credit Facility and with the proceeds of the Note Offering.

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

 ACQUISITION OF CONCERT/SOUTHERN

   On March 4, 1998, the Company acquired Concert/Southern Promotions, a promoter of live music entertainment in the Atlanta metropolitan area, for a total consideration of $16.9 million (including the payments of the $1.6 million representing the present value of a deferred purchase obligation and $300,000 for the working capital adjustment.) The purchase price was financed by the borrowings under the Credit Facility and with the proceeds of the Note Offering.



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

   The First Quarter 1998 Acquisitions were accounted for using the purchase method of accounting, and the intangible assets created in the purchase transactions will generally be amortized against future earnings over a 15-year period. The amount of amortization will be substantial and will continue to affect the Company's operating results in the future. These expenses, however, do not result in an outflow of cash by the Company and do not impact EBITDA.





SUBSEQUENT ACQUISITIONS

   Since March 31, 1998, the Company has completed the acquisitions of FAME, Avalon and Oakdale (collectively, the "Subsequent Acquisitions").

 ACQUISITION OF FAME

   On June 4, 1998 the Company acquired all of the outstanding capital stock of FAME (the "FAME Acquisition"). The aggregate purchase price for FAME was approximately $82.2 million in cash (including approximately $7.9 million which the Company paid in connection with certain taxes incurred by FAME and the FAME sellers and excluding $4,676,000 million of taxes paid on behalf of the seller which will be refunded to the Company in 1999) and 1.0 million shares of Class A Common Stock. The agreement also provides for payments by the Company to the FAME sellers of additional amounts up to an aggregate of $15.0 million in equal annual installments over 5 years contingent on the achievement of certain EBITDA targets. The agreement also provides for additional payments by the Company if FAME's EBITDA performance exceeds the targets by certain amounts. The additional payments are to be within 120 days after the end of the year to which they relate. The purchase price was financed from the proceeds of the Equity Offering.

 ACQUISITION OF AVALON


   On May 14, 1998, the Company acquired all the outstanding equity interests in Avalon for a total cash purchase price of $26.8 million, including approximately $300,000 that the Company paid to reimburse the Avalon sellers' third party out of pocket costs and expenses incurred with the development of the Camarillo Creek Amphitheater (the "Avalon Acquisition"). The purchase price was financed from borrowings under the Company's Credit Agreement, which were subsequently repaid with the proceeds of the Equity Offering.


 ACQUISITION OF OAKDALE


   On June 3, 1998, the Company acquired certain assets of Oakdale for a purchase price of $9.4 million in cash and the assumption of $2.5 million in liabilities (the "Oakdale Acquisition"). At the closing, the Company also made a non-recourse loan to the Oakdale sellers in the amount of $11.4 million, a portion of which was used to repay outstanding indebtedness. In addition, if the combined EBITDA (as defined in the acquisition agreement) for the Oakdale Music Theater and Meadows exceeds $5.5 million in 1999, the Company will be obligated to pay the amount of such excess multiplied by a factor of between
5.0 to 5.8 to the Oakdale sellers. The purchase price was financed from the proceeds of the Equity Offering.

   The Subsequent Acquisitions will be accounted for using the purchase method of accounting and intangible assets created in the purchase transaction will generally be amortized against future earnings over a fifteen-year period. The amount of such amortization may be substantial and will continue to affect the Company's operating results in the future. These expenses, however, will not result in an outflow of cash by the Company and do not impact EBITDA.

PENDING ACQUISITIONS


   In April and May of 1998, the Company entered into agreements or letters of intent to acquire certain assets of Don Law and 80% of the outstanding capital stock of EMI for an aggregate consideration consisting of approximately $83.3 million in cash, including the repayment of approximately $10.0 million in debt, and $16.0 million, which at the Company's option may be paid in cash or up to 531,782 shares of Class A Common Stock. The acquisitions of Don Law and EMI are referred to collectively herein as the "Pending Acquisitions."


 ACQUISITION OF DON LAW

   On April 29, 1998 the Company entered into an agreement to acquire certain assets of Blackstone Entertainment, LLC (the "Don Law Acquisition"). The aggregate purchase price for the Don Law Acquisition is approximately $90.0 million, including the repayment of $10.0 million in debt. The Company may, at its option, pay up to $16.0 million of the purchase price in 531,782 shares of Class A Common Stock. The purchase price will be increased or decreased, as applicable, to the extent that Don Law's Net Working Capital (as defined in the acquisition agreement) is positive or negative at the closing. The Company has made a $100,000 non-refundable deposit in connection with the Don Law Acquisition. The Company expects to finance this acquisition with proceeds from the Equity Offering and borrowings under the Credit Agreement.

 ACQUISITION OF EMI

   On May 1, 1998, the Company entered into an agreement to acquire an 80% equity interest in EMI for $8.5 million in cash (the "EMI Acquisition"). In addition, the Company is required to make a loan to the EMI sellers in an amount equal to twenty percent of certain taxes incurred by the EMI sellers in connection with the transaction. The Company expects that the amount of the loan will be approximately $750,000. The Company expects to finance this acquisition with proceeds of the Equity Offering and borrowings under the Credit Agreement.

   The Company expects to complete the Pending Acquisitions during June or July 1998. However, the timing and completion of the Pending Acquisitions are subject to a number of conditions, certain of which are beyond the Company's control, and there can be no assurance that any of the Pending Acquisitions will be consummated during such period, on the terms described herein, or at all. The Company is also currently pursuing certain additional acquisitions; however, it has not entered into any definitive agreements with respect to such acquisitions and there can be no assurance that it will do so.

OFFERING OF CLASS A COMMON STOCK

   On May 27, 1998, the Company consummated an offering of 8,050,000 shares of Class A Common Stock at an initial offering price of $43.25 per share. The proceeds received by the Company, after deducting the underwriting discount and offering expenses, were approximately $326.5 million. A portion of the proceeds were used to repay certain indebtedness and consummate the FAME acquisition and Oakdale acquisition.


THE SPIN-OFF AND THE SFX MERGER


   SFX Broadcasting was formed in 1992 principally to acquire and operate radio broadcasting stations. In August 1997, SFX Broadcasting agreed to merge with a subsidiary of SFX Buyer, and to Spin-Off the Company to certain stockholders of SFX Broadcasting on a pro rata basis. The Spin-Off was consummated on April 27, 1998. The Spin-Off separated the entertainment business from SFX Broadcasting's radio broadcasting business and enabled SFX Buyer to acquire only SFX Broadcasting's radio broadcasting business in the SFX Merger. The SFX Merger was completed on May 29, 1998.

   Prior to the Spin-Off, pursuant to the Distribution Agreement, SFX Broadcasting contributed to the Company all of its assets relating to the entertainment business. In addition, the Company, SFX Broadcasting and SFX Buyer also entered into the Tax Sharing Agreement and the Employee Benefits Agreement. Each of the agreements provides for certain indemnification obligations by the Company and SFX Broadcasting. Pursuant to the Distribution Agreement, at the time of the Broadcasting Merger, the Company paid $8.3 million of negative Working Capital to SFX Broadcasting. In a related transaction the Company was reimbursed $10.3 million of these costs by a third party. Copies of the Distribution Agreement (containing a description of the Working Capital calculation), Tax Sharing Agreement and Employee Benefits Agreement have been filed as exhibits to the Company's Registration Statement on Form S-1 (File No. 333-50079).

   As of March 31, 1998, SFX Broadcasting had advanced approximately $5.4 million to the Company for use in connection with certain acquisitions and capital expenditures. This obligation and other costs subsequently incurred in connection with the Spin-Off were reimbursed in April 1998.



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


   On a pro forma basis, after giving effect to the Transactions (defined collectively as the 1997 Acquisitions, the First Quarter 1998 Acquisitions, the Subsequent Acquisitions, the Note Offering, initial borrowings under the Credit Agreement, the Spin-Off and the Broadcasting Merger), the Pending Acquisitions and the Financing (defined as additional borrowings under the Credit Agreement and the Equity Offering), the Company's revenues for the year ended December 31, 1997 and the three months ended March 31, 1998, would have been $779.0 million and $187.3 million, respectively.

   On a pro forma basis, after giving effect to the Transactions, the Pending Acquisitions and the Financing, operating expenses for the year ended December 31, 1997 and the three months ended March 31, 1998, would have been $688.4 million and $172.4 million, respectively. Pro forma operating expenses do not reflect the Company's expectation that it will be able to achieve substantial economies of scale upon completion of the acquisitions and reductions in operating expenses as a result of the elimination of duplicative staffing and general and administrative expenses.

   On a pro forma basis, after giving effect to the Transactions, the Pending Acquisitions and the Financing, the Company's net loss for the year ended December 31, 1997 and the three months ended March 31, 1998, would have been $18.0 million and $12.6 million, respectively. Net loss per share, after accretion of the Fifth Year Put Option issued in connection with the PACE Acquisition, would have been $.72 and $.45 for the year ended December 31, 1997 and three months ended March 31, 1998, respectively. The pro forma operating results include the impact of significant non-cash amortization expense arising from the acquisitions and interest expense relating to the Financing.

   As of March 31, 1998, on a pro forma basis after giving effect to the Financing, Spin-Off and SFX Merger, the Company had net current assets of $170.4 million (included in net current assets is cash and cash equivalents of $102.8 million), net property and equipment (principally concert venues) of $243.8 million, net intangible assets of $699.4 million and long-term debt of $565.2 million. The long-term debt is comprised of $350.0 million of Notes, borrowings of $172.2 million under the Credit Facility and other debt obligations of $43.0 million.


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

 REPRESENTATION OF PROFESSIONAL ATHLETES


   Through FAME, the Company's talent representation activities consist principally of the representation of team sports athletes, primarily in the National Basketball Association, in player contract and endorsement negotiations. FAME also provides certain investment advisory services to its clients through an affiliate. FAME typically receives a percentage of monies earned by a player, generally approximately 4% of a player's sports contract and typically from 20% to 25% of endorsement deals. Revenue from these sources is recognized as the player receives his salary or endorsement payments based on the terms of the negotiated agreement. Revenue from these sources is dependent upon a number of variables, many of which are outside the Company's control, including a player's skill, health, public appeal and the appeal of the sport in which the player participates. Principal operating expenses include salaries, wages and travel and entertainment expenses.


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

   However, the Company believes that this variation may be somewhat offset with the acquisition of typically non-summer seasonal businesses in the First Quarter 1998 Acquisitions, such as motor sports (which is winter-seasonal) and Touring Broadway Shows (which typically tour between September and May).

 THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

   The Company's revenue increased by $53.2 million to $61.0 million for the three months ended March 1998, compared to $7.8 million for the three months ended March 31, 1997, as a result of the acquisitions of Sunshine and Meadows in 1997 and the First Quarter 1998 Acquisitions. On a pro forma basis after giving effect to the Transactions, the Pending Acquisitions and the Financing, revenue for the three months ended March 31, 1998 would have been $187.3 million.

   Operating expenses increased by $50.5 million to $58.2 million for the three month period ended March 31, 1998, compared to $7.7 million for the three months ended March 31, 1997, primarily as a result of the acquisition of Sunshine and Meadows in 1997 and the First Quarter 1998 Acquisitions. On a pro forma basis, after giving effect to the Transactions, the Pending Acquisitions and the Financing, operating expenses would have been $172.4 million for the three month period ended March 31, 1998.

   Depreciation and amortization expense increased to $4.4 million for the three month period ended March 31, 1998 compared to $660,000 for the three month period ended March 31, 1997, due to the inclusion of depreciation and amortization expense related to the acquisitions of Sunshine and Meadows in 1997 and the First Quarter 1998 Acquisitions. The Company recorded the fixed assets the these acquisitions at fair value and recorded intangible asset equal to the excess of purchase price over the fair value of the net tangible assets, which are being amortized over a 15 year period.

   Corporate expenses were $1.3 million for the three month period ended
March 31, 1998, net of $133,000 fees received from Triathlon, compared to $858,000 for the three months ended March 31, 1997, net of Triathlon fees of $651,000. The fees receivable from Triathlon are based on consulting services provided by or on behalf of Sillerman Communications Management Corporation, a private investment company in which Messrs. Sillerman and Tytel have economic interests, that makes investments in and provides financial consulting services to companies engaged in the music business ("SCMC"). The fees will fluctuate (above the minimum annual fee of $500,000) based on the level of acquisition financing activities of Triathlon. SCMC previously assigned its rights to receive fees payable from Triathlon to SFX Broadcasting, and SFX Broadcasting will assign its rights to receive the fees to the Company, pursuant to the Distribution Agreement. Triathlon has announced that it is exploring ways of maximizing stockholder value, including possible sale to a third party. If Triathlon is acquired by a third party, it is possible that the consulting fees would not continue for the remainder of the agreement's term.





   The operating loss was $2.9 million for the three month period ended March 31, 1998, compared to a loss of $1.5 million for the three months March 31, 1997, due to the results discussed above.


   Interest expense, net of investment income, was $5.9 million in the three months ended March 31, 1998, compared to $77,000 for the three months ended March 31, 1997, primarily as a result of assumption of additional debt related to the First Quarter 1998 Acquisitions and the debt assumed in connection with Meadows and Sunshine acquisitions.


   Equity income in unconsolidated subsidiaries were $445,000 for the three months March 31, 1998 as a result of First Quarter 1998 Acquisitions.

   Income tax expense was $500,000 for the three month period ended March 31, 1998.


   The Company's net loss increased to $8.9 million for the three month period ended March 31, 1998, as compared to a net loss of $1.5 million for the three months ended March 31, 1997, due to the factors discussed above.

   EBITDA increased to $1.5 million for the three month period ended March 31, 1998, compared to negative $807,000 for the three months ended March 31, 1997, primarily as a result of the 1997 and First Quarter 1998 Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES


   The Company's principal need for funds has been for acquisitions, interest expense, working capital needs, to make certain payments in connection with the Spin-Off and, to a lesser extent, capital expenditures. The Company anticipates that its principal sources of funds will be the remaining proceeds from the Equity offering, additional borrowings under the Credit Facility and cash flows from operations.


   Net cash provided by operations was $9.1 million for the three months ended March 31, 1998 as compared to $307,000 for the three months ended March 31, 1997. The increase was primarily attributable to changes in working capital.


   Net cash used in investing activities for the three months ended March 31, 1998 was $379.8 million as compared to $22.6 million for the three months ended March 31, 1997. The increase was primarily the result of the First Quarter 1998 Acquisitions. During the three months ended March 31, 1997, the Company completed the acquisition of Delsener/Slater.


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

 PENDING ACQUISITIONS


   The aggregate consideration in the Pending Acquisitions is expected to consist of approximately $83.3 million (including the repayment of approximately $10 million in debt, a loan to be made to the sellers of EMI expected to be aproximately $750,000 and $16.0 million payable at the option of the Company in cash or up to 531,782 shares of Class A Common Stock). In addition, the Company expects to incur approximately $6.0 million in fees and expenses related to the Subsequent and Pending Acquisitions. In addition, the agreements relating to the Pending Acquisitions provide for future contingent payments under certain circumstances. The Company has also placed a deposit in connection with the Don Law Acquisition of $100,000, which will be applied against the applicable purchase price at closing. The Company intends to finance the cash portion of the purchase price of the Pending Acquisition from remaining proceeds from the Equity Offering and $22.2 million in borrowings under the Credit Facility.

   The Company expects to complete the Pending Acquisitions during June or July of 1998. However, the timing and completion of the Pending Acquisitions is subject to a number of closing conditions certain of which are beyond the control of the Company. No assurance can be given that the Company will be able to complete the Pending Acquisitions on the terms described or at all, or that the Company will have sufficient funds available to make any of the contingent payments described above should they come due.


 FUTURE CONTINGENT PAYMENTS


   Certain of the agreements relating to the First Quarter 1998 Acquisitions provide for purchase price adjustments and other future contingent payments under certain circumstances. The PACE acquisition agreement provides that each PACE seller will have an option, exercisable for 90 days after the fifth anniversary of the closing of the PACE acquisition, to require the Company to repurchase up to 500,000 shares of the Class A Common Stock received by that seller for $33.00 in cash per share (an aggregate of up to $1.5 million). Pursuant to the terms of the Brian Becker's Employment Agreement with the Company, during the period between December 12, 1999 and December 27, 1999, Mr. Becker, an Executive Vice President, Director and a Member of the Office of the Chairman of the Company, will have the option to, among other things, require the Company to purchase any stock or portion thereof (including vested and unvested options) granted to him by the Company and/or pay him an amount equal to the present value of the compensation payable during the remaining term of his employment agreement. Moreover, pursuant to the Contemporary acquisition agreement, if the average trading price of the 1,402,850 shares of Class A Common Stock issued in the Contemporary acquisition is less than $13.33 during the twenty days prior to the second anniversary of the Contemporary acquisition, the Company will be required to pay one-half of such difference for each share held by the sellers of Contemporary on such date. Pursuant to the Network acquisition agreement, the Company has agreed to increase the purchase price for Network based on Network's actual 1998 EBITDA (as defined in the acquisition agreement) as follows: (a) by $4.0 million if the 1998 EBITDA equals or exceeds $9.0 million; (b) by an additional $4 for each $1 of additional 1998 EBITDA between $9.0 million and $10.0 million; and (c) by an additional $6 for each $1 of additional 1998 EBITDA between $10.0 million and $11.0 million. This contingent consideration of up to $14.0 million is payable in shares of Class A Common Stock or, in certain circumstances, in cash by no later than March 20, 1999. No assurance can be given that the Company will have sufficient cash or other available sources of capital to make any or all of the future or contingent payments described above.

   In addition, certain of the agreements relating to the Subsequent Acquisitions provide for future contingent payments under certain circumstances. Pursuant to the agreement relating to the acquisition of FAME, the Company is obligated to pay to the FAME sellers additional amounts up to $15.0 million in equal annual installments over five years contingent on the achievement by FAME of certain EBITDA targets. The FAME agreement also provides for additional payments by the Company to the FAME sellers if FAME's EBITDA performance exceed the targets by certain amounts. Futhermore, if the Company disposes of all or substantially all of the assets or voting interests of FAME during the five years following the closing of the FAME acquisition, certain payments may become due to the FAME sellers out of the proceeds of such sale. In addition, pursuant to the agreement relating to the acquisition certain assets of Oakdale, if the combined EBITDA (as defined in the Oakdale acquisition agreement) of the Oakdale Music Theater and Meadows exceeds $5.5 million in 1999, the Company will be obligated to pay the Oakdale sellers between 5.0 to 5.8 times the amount of such excess.

 FUTURE ACQUISITIONS

   The Company is in the process of negotiating certain additional acquisitions in the live entertainment business and related businesses, however, it has not yet entered into any definitive agreements with respect to such acquisitions and there can be no assurance that it will do so or have the necessary resources to consummate any of such acquisitions.

 SPIN-OFF


   Pursuant to the Tax Sharing Agreement, the Company is responsible for certain taxes of SFX Broadcasting, including taxes imposed with respect to income generated by the Company for the periods prior to the Spin-Off and taxes resulting from gain recognized in the Spin-Off. The Company will be allowed to offset any gain or income by the net operating losses of SFX Broadcasting (including net operating losses generated in the current year prior to the Spin-Off) which are available to offset such gain or income. The Company believes that the amount of taxes that it will be required to pay in connection with the Spin-Off will be determined by reference to the average of the high and low sales price of the Class A Common Stock on April 27, 1998 (the date of the distribution of Common Stock pursuant to the Spin-Off). Increases or decreases in the value of the Common Stock subsequent to such date will not affect the tax liability. The average of the high and low sales price of the Class A Common Stock on April 27, 1998 was $30.50 per share, and management estimates that the Company will be required to pay approximately $120 million pursuant to such indemnification obligation. Most of the tax liability relates to certain deferred intercompany transactions creating taxable income for the Company. Management believes that these deferred intercompany transactions will give rise to additional tax basis which will be available to offset future taxable income of the Company. Management's estimates of the amount of the indemnity payment and additional taxable basis are based on certain assumptions which management believes are reasonable. However, upon completion of the relevant tax forms, including any potential audits, such assumptions could be modified in a manner which would result in a significant variance in the actual amount of the tax indemnity. The Company intends to use a substantial portion of the remaining net proceeds from the Equity Offering to make such payment. Such payment will not result in any corresponding increase in the Company's assets or cash flows.

   Pursuant to the Broadcasting Merger Agreement, the Company has agreed to assume SFX Broadcasting's obligations under the employment agreements of certain employees and senior management, including the obligation to make change of control payments to Messrs. Sillerman, Ferrel and Benson aggregating approximately $3.3 million, $1.5 million and $0.2 million, respectively, and has made such payments using proceeds from the Equity Offering. The assumed obligations will also include the duty to indemnify Messrs. Sillerman and Ferrel for one-half of any excise taxes that may be assessed against them in connection with the change of control payments. Mr. Sillerman's employment agreement with the Company provides for certain indemnities relating to the Broadcasting Merger. In addition, pursuant to the Distribution Agreement, the Company will be required to indemnify SFX Broadcasting and each of its directors, officers and employees for any losses relating to the Company's assets and liabilities.

   In addition, pursuant to the Distribution Agreement, the Company will assume certain obligations of SFX Broadcasting, including two real estate leases on its executive offices. Such leases provide for annual rent of approximately $1.4 million.

 WORKING CAPITAL


   In accordance with the terms of the Distribution Agreement, at the time of the SFX Merger, SFX Broadcasting and the Company made an estimated allocation of the Working Capital (as defined in the Distribution Agreement) between the two companies. Pursuant thereto, the Company paid SFX Broadcasting $8,293,000, representing a shortfall in the Working Capital. This amount was offset by a third party payment of $10,306,434 in connection with the Meadows Repurchase, for a net working capital adjustment to the Company of approximately $2.0 million.

   Within 90 days of the SFX Merger, SFX Broadcasting is to deliver an audited statement of the Working Capital and its calculation thereof to the Company. If such audited statement is disputed by the Company, another "big six" accounting firm is to be hired to perform a separate audit of such statement and the results thereof are to be binding on both the Company and SFX Broadcasting. The actual amount of the Working Capital will be a function of, among other things, the actual operating results of SFX Broadcasting through the date of the SFX Merger and the actual costs of consummating the SFX Merger and the related transactions.

   Any difference between the actual amount of the Working Capital and the estimated amount paid by the Company to SFX Broadcasting at the time of the SFX Merger shall be settled. There can be no assurance that the Company will not be required to pay SFX Broadcasting significant additional funds once the Working Capital amount has been finally determined. In February 1998, the Company reimbursed SFX Broadcasting approximately $25.3 million for consent fees, capital expenditures and other acquisition related fees previously funded by SFX Broadcasting.


 INTEREST ON NOTES AND BORROWINGS UNDER THE CREDIT FACILITY

   On February 11, 1998, the Company completed the private placement of $350.0 million of 9 1/8% Senior Subordinated Notes. Interest is payable on the Notes on February 1 and August 1 of each year. In addition, the Company borrowed $150.0 million under the Credit Facility at an interest rate of approximately 8.07%. The Company borrowed approximately $27.5 million under the Credit Facility to finance the Avalon acquisition and has since repaid such borrowing with proceeds from the Equity Offering. The Company expects to borrow approximately an additional $22.2 million under the revolving portion of the Credit Facility in connection with the Pending Acquisitions.

   The degree to which the Company is leveraged will have material consequences to the Company. The Company's ability to obtain additional financing in the future for acquisitions, working capital, capital expenditures, general corporate or other purposes are subject to the covenants contained in the instruments governing its indebtedness. A substantial portion of the Company's cash flow from operations will be required to be used to pay principal and interest on its debt and will not be available for other purposes. The Indenture and the credit agreement with respect to the Credit Facility (the "Credit Agreement") contain restrictive financial and operating covenants, and the failure by the Company to comply with those covenants would result in an event of default under the applicable instruments, which in turn would permit acceleration of the debt under the instruments (and in some cases acceleration of debt under other instruments that contain cross-default or cross-acceleration provisions). Although the Company believes that it is currently in compliance with the covenants under the Indenture and the Credit Facility, there can be no assurance that it will be able to maintain such compliance in the future. The Company will be more vulnerable to economic downturns and could also be limited in its ability to withstand competitive pressures and in its flexibility in reacting to changes in its industry and general economic conditions. These consequences are not exhaustive; the Company's indebtedness could also have other adverse consequences.

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

 CAPITAL EXPENDITURES


   Capital expenditures totaled $11.8 million for the three months ended
March 31, 1998. The Company expects that capital expenditures for the full fiscal year 1998 will be substantially higher than historical levels, due to the planned capital expenditures of approximately $29.0 million for 1998 at existing venues (including $17.0 million for the expansion and renovation of the Jones Beach Amphitheater and $12.0 million for the expansion and renovation of the PNC Bank Arts Center) and capital expenditures requirements of the Acquired Businesses, including $12.0 million for the construction of a new amphitheater serving the Seattle, Washington market. As of March 31, 1998, the Company has paid approximately $9.0 million of the $41.0 million which it expects to pay in 1998. The Company expects to fund its remaining capital expenditures for 1998 (estimated by the Company to be approximately $32 million (including $25.0 million of major projects and $7.0 of other capital expenditures)) from its cash on hand.


 FUTURE CHARGES TO EARNINGS


   The Company has entered into employment agreements with certain of its executive officers. In connection with these agreements, the Company sold to the executive officers an aggregate of 650,000 shares of Class B Common Stock and 190,000 shares of Class A Common Stock at a purchase price of $2.00 per share. The Company will record a non-cash compensation charge in the second quarter of approximately $24 million in connection with this sale. In addition, the Company will recognize a charge to earnings of approximately $7.5 million in the second quarter associated with the Meadows Repurchase resulting from 247,177 shares of Class A Common Stock issued to Mr. Sillerman in connection with the Meadows Repurchase. The amount of such charge would be equal to the fair value of Class A Common Stock to be received by Mr. Sillerman at the time of the Meadows Repurchase.


   Further, the Board, on the recommendation of its Compensation Committee, also has approved the issuance of certain "below market" stock options exercisable for an aggregate of 252,500 shares of Class A Common Stock. These options will vest over three years and will have an exercise price of $5.50 per share. The Company will record non-cash compensation charges of approximately $2 million annually over the three-year exercise period. The Company will also record non-cash charges in connection with an anticipated deferred compensation plan for its non-employee directors equal to the fair maret value (on the date of credit) of the shares of Class A Common Stock which are credited pursuant to such plan.


   The consummation of the acquisitions by the Company and other future acquisitions will also result in substantial charges to earnings relating to interest expense and the recognition and amortization of goodwill and other intangible assets. As of March 31, 1998, the Company's goodwill was approximately $470.7 million. This balance will substantially increase due to the Subsequent and Pending Acquisitions. Goodwill and other intangible assets are being amortized using the straight line method over 15 years.

 YEAR 2000 COMPLIANCE


   The Company has addressed the risks associated with Year 2000 compliance with respect to its accounting and financial reporting systems and is in the process of installing new accounting and reporting systems. These systems are expected to provide better reporting, to allow for more detailed analysis, to handle both the completed acquisitions and the Pending Acquisitions and to be Year 2000 compliant. The Company anticipates that the cost of implementing these systems will be approximately $3.0 million. The Company is in the process of examining Year 2000 compliance issues with respect to its vendors and does not anticipate that it will be subject to a material impact in this area.


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

 SOURCES OF LIQUIDITY


   As of March 31, 1998, the Company's cash and cash equivalents totaled $94.0 million and its working capital deficit totaled $110.8 million. In February of 1998, the Company received the proceeds from the $350.0 million Note Offering and borrowed $150.0 million under the Credit Facility. On May 13, 1998, the Company borrowed an additional $27.5 million under the Credit Facility to fund the Avalon Acquisition which was subsequently repaid. On May 27, 1998, the Company received approximately $326.5 million in net proceeds from an offering of 8,050,000 shares of Class A Common Stock at an initial offering price of $43.25 per share (the "Equity Offering"). A portion of the proceeds were used to repay certain indebtedness and consummate the FAME acquisition and Oakdale acquisition. On May 29, 1998, the Company received a third party payment, net of the estimated Working Capital payment by the Company, of approximately $2.0 million in connection with the Meadows Repurchase. On a pro forma basis, the Company's working capital would have been approximately $27.9 million at March 31, 1998.

   The Company has incurred and will continue to incur substantial amounts of indebtedness. As of March 31, 1998, the Company's consolidated indebtedness would have been approximately $565.2 million on a pro forma basis. The Company may incur indebtedness from time to time to finance acquisitions, for capital expenditures or for other purposes.

   The Credit Facility consists of a $150.0 million seven-year reducing revolving facility (the "Revolver") and a $150.0 million eight-year term loan (the "Term Loan"). Upon consummation of the Pending Acquisitions, the Company estimates that it will have approximately $127.8 million in remaining borrowing availability under the Credit Facility. The Company has the ability to increase borrowing availability by up to an additional $50.0 million under certain circumstances. Loans outstanding under the Credit Facility will bear interest, at the Company's option, at 1.875 to 2.375 percentage points over LIBOR or the greater of the Federal Funds rate plus 0.50% or BNY's prime rate. The interest rate spreads on the Term Loan and the Revolver will be adjusted based on the Company's Total Leverage Ratio (as defined in the Credit Agreement). The Company will pay a per annum commitment fee on unused availability under the Revolver of 0.50% (to the extent that the Company's Leverage Ratio is greater than or equal to 4.0 to 1.0), or 0.375% (if such ratio is less than 4.0 to 1.0) and a per annum letter of credit fee equal to the Applicable LIBOR Margin (as defined in the Credit Agreement) for the Revolver then in effect. The Revolver and Term Loan contain provisions providing that, at its option and subject to certain conditions, the Company may increase the amount of either the Revolver or Term Loan by $50.0 million. The Revolver and Term Loan contain usual and customary covenants, including limitations on (a) line of business, (b) additional indebtedness, (c) liens,
(d) acquisitions, (e) asset sales, (f) dividends, repurchases of stock and other cash distributions, (g) total leverage, (h) senior leverage and (i) ratios of Operating Cash Flow (as defined in the Credit Agreement) to pro forma interest expense, debt service and fixed charges. The Company's obligations under the Revolver and Term Loan are secured by substantially all of its assets, including property, stock of subsidiaries and accounts receivable and are guaranteed by the Company's subsidiaries.

   The Company intends to use the remaining proceeds of the Equity
Offering, together with anticipated borrowings under the Credit Facility of $22.2 million, to pay the anticipated tax indemnification obligation to SFX Broadcasting (approximately $120.0 million), to pay the cash portion of the purchase price of the Pending Acquisitions (approximately $83.3 million) and to pay certain fees and expenses related to the Pending Acquisitions (approximately $6.0 million). The foregoing represents the Company's best estimate of the allocation of the remaining net proceeds of the Financing based on the current status of its business and could be subject to significant change. On a pro forma basis for the twelve months ended March 31, 1998, amounts available for borrowing under the Credit Facility, plus remaining net proceeds from the Equity Offering, would be sufficient for the uses of funds described herein. However, there can be no assurance that the Company will have sufficient cash flows at the time of borrowing to permit it to make borrowings under the Credit Facility in the amounts required.

   In February 1998, the Company completed a $350.0 million private placement of Notes and borrowed $150.0 million under the term loan portion of the Company's $300.0 million Credit Facility. The proceeds from the Note Offering and the initial borrowings under the Credit Facility were used to consummate certain of the Recent Acquisitions.

   Future events, including the actual amount of the tax indemnity payment, the timing of the tax indemnity payment, the ability of the Company to identify appropriate acquisition candidates, the availability of other financing and funds generated from operations and the status of the Company's business from time to time, may make changes in the allocation of remaining net proceeds of the Equity Offering necessary or desirable.

   Furthermore, certain agreements of the Company, including the Distribution Agreement, the Tax Sharing Agreement, Employee Benefits Agreement, certain employment agreements and the agreements relating to the completed acquisitions and the Pending Acquisitions provide for tax and other indemnities, purchase price adjustments and future contingent payments in certain circumstances. There can be no assurance that the Company will have sufficient sources of funds to make such payments should they come due. In addition, consistent with its operating strategy, the Company is currently negotiating additional acquisitions and expects to pursue additional acquisitions in the live entertainment business in the future.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SFX ENTERTAINMENT, INC.


Date: June 8, 1998                        By: /s/ Thomas P. Benson
                                              -------------------------------
                                              Thomas P. Benson
                                              Chief Financial Officer and
                                              Vice President