Form 10-Q
period 1998-06-30
SFX ENTERTAINMENT INC
filed 1998-08-14
CIK 1051253

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1998

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

Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 7, 1998, the number of shares outstanding of the Registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, was 28,753,194 and 1,697,037, respectively.

                    SFX ENTERTAINMENT, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                          PAGE
                                                                          ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets at June 30, 1998 (Unaudited) and
           December 31,1997..............................................   2

         Consolidated Statements of Operations for the Three Months
           Ended June 30 1998 and 1997 (Unaudited).......................   3

         Consolidated Statements of Operations for the Six Months
           Ended June 30 1998 and 1997 (Unaudited).......................   4

         Consolidated Statements of Shareholders' Equity for the Six
           Months Ended June 30 1998 and 1997 (Unaudited)................   5

         Consolidated Statements of Cash Flows for the Six Months
           Ended June 30 1998 and 1997 (Unaudited).......................   6

         Notes to Consolidated Financial Statements (Unaudited)..........   7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................  14


PART II  Other Information

Item 1.  Legal proceedings...............................................  27

Item 6.  Exhibits and Reports on Form 8-K................................  27

ITEM 1. FINANCIAL STATEMENTS

                    SFX ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   June 30,     December 31,
                                                                                     1998           1997
                                                                                  -----------   ------------
ASSETS                                                                            (Unaudited)
Current assets:
    Cash and cash equivalents                                                     $   244,438    $     5,979
    Accounts receivable                                                                58,350          3,831
    Prepaid expenses                                                                   36,282           --
    Receivables from equity investees                                                     974           --
    Other current assets                                                               10,352          1,410
                                                                                  -----------    -----------
Total current assets                                                                  350,396         11,220

Property and equipment, net                                                           235,664         59,685
Deferred acquisition costs                                                              1,173          6,213
Goodwill and other intangible assets, net                                             625,125         60,306
Investment in and receivables from, less current portfolio equity investees            19,262            937
Other assets                                                                           11,541          8,581
                                                                                  -----------    -----------
TOTAL ASSETS                                                                      $ 1,243,161    $   146,942
                                                                                  ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
    Accounts payable and accrued expenses                                         $    56,792    $     2,715
    Deferred revenue                                                                  136,202          3,603
    Income taxes payable                                                               16,553          1,707
    Due to SFX Broadcasting                                                            52,349         11,539
    Current portion of long-term debt                                                  13,602            755
    Current portion of capital lease obligations                                          144            168
    Current portion of deferred purchase consideration                                    296          1,950
                                                                                  -----------    -----------
Total current liabilities                                                             275,938         22,437

Long-term debt, less current portion                                                  523,743         14,929
Capital lease obligations, less current portion                                         6,042            326
Deferred purchase consideration, less current portion                                   2,835          4,289
Deferred income taxes                                                                  47,358          2,817
                                                                                  -----------    -----------
TOTAL LIABILITIES                                                                     855,916         44,798

Minority interest                                                                       3,023           --
Temporary equity - stock subject to redemption                                         16,500           --
Shareholders' equity:
Preferred Stock, $.01 par value, 25,000,000 shares authorized, none
    issued and outstanding June 30, 1998 and December 31, 1997                           --             --
Class A common stock, $.01 par value, 100,000,000 shares authorized, 28,392,662 and 13,579,024 shares issued and outstanding as of June 30,
    1998 and December 31, 1997,                                                           284            136
respectively
Class B common stock, $.01 par value, 10,000,000 shares authorized, 1,697,037 and 1,047,037 shares issued and outstanding as of June 30, 1998
    and December 31, 1997, respectively                                                    17             10
Additional paid in capital                                                            421,673         98,184
Deferred compensation                                                                  (8,427)          --
Accumulated (deficit) earnings                                                        (45,825)         3,814
                                                                                  -----------    -----------
Total shareholders' equity                                                            367,722        102,144
                                                                                  -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 1,243,161    $   146,942
                                                                                  ===========    ===========

                            See accompanying notes.

                    SFX ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                  Three Months Ended June 30,
                                                  ----------------------------
                                                      1998            1997
                                                  ------------    ------------
Revenue                                           $    231,348    $     23,182

Operating expenses:
    Cost of revenue                                    212,506          19,738
    Depreciation and amortization                       14,746           1,036
    Corporate expenses, net of Triathlon fees .          2,015             190
    Non-cash charges                                    32,052            --
                                                  ------------    ------------
                                                       261,319          20,964
                                                  ------------    ------------
Income (loss) from operations                          (29,971)          2,218

Income from equity investments                          (1,380)           --
Interest expense                                        11,473             475
Investment income                                       (1,602)            (92)
Minority interest                                          316            --
                                                  ============    ============
Income (loss) before provision for income taxes        (38,778)          1,835

Provision for income taxes                                 850            --
                                                  ------------    ------------
Net income (loss)                                      (39,628)          1,835

Accretion on stock subject to redemption                  (825)           --
                                                  ------------    ------------
Net income (loss) applicable to common shares .   $    (40,453)   $      1,835
                                                  ============    ============

Basic and diluted net income (loss) per share .   $      (1.68)   $       0.13
                                                  ============    ============

Weighted average common shares outstanding          24,084,374      14,519,080

                            See accompanying notes.

                    SFX ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                   Six Months Ended June 30,
                                                  ----------------------------
                                                      1998            1997
                                                  ------------    ------------
Revenue                                           $    292,342    $     30,971

Operating expenses:
    Cost of revenue                                    270,681          27,476
    Depreciation and amortization                       19,174           1,696
    Corporate expenses, net of Triathlon fees            3,329           1,048
    Non-cash charges                                    32,052            --
                                                  ------------    ------------
                                                       325,236          30,220
                                                  ------------    ------------
Income (loss) from operations                          (32,894)            751

Income from equity investments                          (1,825)           --
Interest expense                                        18,221             578
Investment income                                       (2,499)           (118)
Minority interest                                          398            --
                                                  ============    ============
Income (loss) before provision for income taxes        (47,189)            291

Provision for income taxes                               1,350            --
                                                  ------------    ------------
Net income (loss)                                      (48,539)            291

Accretion on stock subject to redemption                (1,100)           --
                                                  ------------    ------------
Net income (loss) applicable to common shares     $    (49,639)   $        291
                                                  ============    ============

Basic and diluted net income (loss) per share     $      (2.56)   $       0.02
                                                  ============    ============

Weighted average common shares outstanding          19,381,345      14,260,465

                            See accompanying notes.

                    SFX ENTERTAINMENT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                     Six Months Ended June 30,
                                                                     -------------------------
                                                                         1998         1997
                                                                       ---------    ---------
Balances at January 1,                                                 $ 102,144    $    --

Liabilities in excess of assets of SFX Broadcasting, Inc. assumed in
    the Spin-Off, principally taxes of $105.0 million                   (128,545)      97,726

Sale of Class A Common Stock                                             329,004         --

Issuance of Class A Common Stock for acquisitions                         87,515         --

Issuance of Class A Common Stock pursuant to employment agreements         7,678         --

Issuance of Class B Common Stock pursuant to employment agreements        18,526         --

Net (loss) income                                                        (48,539)         291
                                                                       ---------    ---------
Balances at June 30                                                    $ 367,722    $  98,017
                                                                       =========    =========




                            See accompanying notes.

                    SFX ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                             Six Months Ended June 30,
                                                                             -------------------------
                                                                                 1998         1997
                                                                              ---------    ---------
Operating activities:
Net (loss) income                                                             $ (48,539)   $     291

Adjustment to reconcile net (loss) income to net cash provided by operating activities:
    Depreciation and amortization                                                19,174        1,696
    Pretax income of equity investees, net of distributions  received             1,219         (220)
    Non-cash charges                                                             32,052         --
    Minority interest                                                               398         --

Changes in operating assets and liabilities, net of amounts acquired:
       Accounts receivable                                                       (2,546)      (1,789)
       Prepaid expenses                                                         (17,467)      (2,051)
       Other current assets                                                      (9,224)        --
       Other assets                                                               1,867         --
       Accounts  payable and accrued expenses                                     2,001          487
       Accrued interest and dividends                                            13,271         (405)
       Deferred revenue                                                          79,062        9,626
                                                                              ---------    ---------
Net cash provided by operating activities                                        71,268        7,635
Investing activities:
  Purchases of  entertainment businesses, net of cash acquired                 (514,753)     (70,033)
  Deposits and other payments for pending acquisitions                           (1,140)
  Purchases of property and equipment                                           (35,956)        (672)
                                                                              ---------    ---------
Net cash used in investing activities                                          (551,849)     (70,705)
                                                                              ---------    ---------
Financing activities:
   Capital contributed by SFX Broadcasting                                         --         79,541
   Proceeds  from issuance of senior subordinated debt and borrowings
      under the credit agreement                                                527,500         --
   Proceeds from sale of common stock                                           330,683         --
   Repayment of debt                                                            (32,428)        (247)
   Payments made to SFX Broadcasting pursuant to the Spin-Off                   (89,230)        --
   Other, principally debt issuance costs                                       (17,485)        --
                                                                              ---------    ---------
Net cash provided by financing activities                                       719,040       79,294

Net increase in cash and cash equivalents                                       238,459       16,224
Cash and cash equivalents at beginning of period                                  5,979         --
                                                                              ---------    ---------
Cash and cash equivalents at end of period                                    $ 244,438    $  16,224
Supplemental disclosure of cash flow information:
Cash paid for interest                                                        $   4,052    $    --
                                                                              =========    =========
Cash paid for income taxes                                                    $     284    $    --
                                                                              =========    =========


Supplemental disclosure of non-cash investing and financing activities:
o Issuance of equity securities, including deferred equity security issuance and assumption of debt in connection with certain acquisitions (see Note
     1).
o Agreements to pay future cash consideration in connection with certain acquisitions (see Note 1).
o The balance sheet includes certain assets and liabilities that have been contributed to the Company by SFX Broadcasting.


                            See accompanying notes.

                    SFX ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

SFX Entertainment, Inc. ("SFX" or the "Company") is a leading promoter, producer and venue operator for live entertainment events. In addition, the Company is a leading full-service marketing and management company specializing in the representation of team sports athletes, primarily in professional basketball.

The Company owns and/or operates the largest network of venues in the country used principally for music concerts and other live entertainment events. Upon completion of all pending acquisions, it will have 73 venues either directly owned or operated under lease or exclusive arrangements, including 13 amphitheatres in 9 of the top 10 markets. The Company also develops and manages touring Broadway shows, selling subscriptions series in 39 of the estimated 60 markets that maintain active touring schedules with approximately 240,000 subscribers last year. Through its large number of venues and the long operating histories of the business it has acquired, SFX operates an integrated franchise that promotes and produces a broad variety of live entertainment events locally, regionally and nationally. Pro forma for all completed and pending acquisitions, during 1997, approximately 30 million people attended 11,300 events promoted and/or produced by SFX, including approximately 5,400 music concerts, 5,600 theatrical shows and over 200 specialized motor sports events.

SFX was formed as a wholly-owned subsidiary of SFX Broadcasting, Inc. in December 1997 and as the parent company of SFX Concerts, Inc ("Concerts"). Concerts was formed in January of 1997 to acquire and hold SFX Broadcasting's live entertainment operations. The Company had no substantive operations until its acquisition of Delsener/Slater Enterprises, Ltd. and affiliated companies ("Delsener/Slater") in January 1997.

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

Information with respect to the three and six months ended June 30, 1998 and 1997 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company, for the periods presented.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information," which establishes new standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 31, 1997, and therefore the Company will adopt the new requirements in 1998. Management has not yet completed its review of SFAS 131 and as such has not determined what reportable segments will be presented.

The Company's operations and revenues are largely seasonal in nature, with generally higher revenue generated in the second and third quarters of the year. The Company's outdoor venues are primarily utilized in the summer months and do not generate substantial revenue in the late fall, winter and early spring. Similarly, the musical concerts that the Company promotes largely occur in the second and third quarters. To the extent that the Company's entertainment marketing and consulting relate to musical concerts, they also predominantly generate revenues in the second and third quarters. However, this seasonality is somewhat offset by typically non-summer seasonal businesses such as motor sports (which is winter-seasonal) and touring Broadway shows (which typically tour between September and May).

2. ACQUISITIONS

1997 Acquisitions

In January 1997, SFX Broadcasting acquired Delsener/Slater, a concert promotion company which has long-term leases or is the exclusive promoter for seven of the major concert venues in the New York City metropolitan area. In March 1997, the Company acquired the stock of certain companies which own and operate the Meadows Music Theater (the "Meadows"), an indoor/outdoor complex located in Hartford, Connecticut. In June 1997, the Company acquired the stock of Sunshine Promotions, Inc. and certain other related Companies ("Sunshine Promotions"), an owner-operator of venues and a concert promoter in the Midwest.

The Delsener/Slater, Meadows, and Sunshine Promotions acquisitions are collectively referred to herein as the "1997 Acquisitions." The 1997 Acquisitions were financed through capital contributions from SFX Broadcasting and were accounted for under the purchase method of accounting.

1998 Acquisitions

   Westbury

On January 8, 1998, the Company acquired a long-term lease for Westbury Music Fair, located in Westbury, New York, (the "Westbury Acquisition") for an aggregate consideration of approximately $3.0 million in cash and 75,019 shares of Class A Common Stock. During the period between the closing and January 8, 2000, the Company has the right to repurchase all of such shares for an aggregate consideration of $2.0 million and the seller has the right to require the Company to purchase all of such shares for an aggregate consideration of $750,000.

   BGP

On February 24, 1998, the Company acquired all of the outstanding capital stock of BG Presents ("BGP"), an owner-operator of venues for live entertainment and a promoter in the San Francisco Bay area (the "BGP Acquisition"), for total consideration of approximately $80.3 million (including the repayment of $12.0 million in BGP debt and the issuance upon the Spin-Off of 562,640 shares of Class A Common Stock of the Company valued by the parties at $7.5 million). The sellers of BGP provided net working capital (as defined in the acquisition agreement) at the closing in an amount equal to or greater than long-term debt.

   PACE

On February 25, 1998, the Company acquired all of the outstanding capital stock of PACE Entertainment Corporation ("PACE"), a diversified producer and promoter of live entertainment in the United States (the "PACE Acquisition"), for total consideration of approximately $150.1 (including issuance upon the Spin-Off of 1,500,000 shares of the Company's Class A Common Stock valued by the parties at $20.0 million and assumption of approximately $20.6 million of debt). In related transactions, the Company acquired, for total consideration of $90.6 million comprised of $41.4 million in cash, the repayment of approximately $43.1 million of debt and the assumption of approximately $6.1 million of debt related to a capital lease, the 66 2/3% ownership interests of Blockbuster Entertainment Corporation and Sony Music Entertainment, Inc. in Amphitheater Entertainment Partnership, a partner of PACE in the Pavilion Partners venue partnership. As a result, the Company owns 100% of Pavilion Partners.

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

In addition, on March 25, 1998 PACE paid $4.0 million to acquire a 67% interest in certain assets and liabilities of USA Motor Sports, a producer and promoter of motor sports events. The remaining 33% interest is owned by the Contemporary Group.

   Contemporary

On February 27, 1998, the Company acquired the Contemporary Group ("Contemporary"), a fully-integrated live entertainment and special event promoter and producer, venue owner and operator and consumer marketer, for total consideration of approximately $101.4 million comprised of $72.8 million in cash, a payment for working capital of approximately $9.9 million and the issuance of preferred stock of the Company valued by the parties at $18.7 million which, upon the Spin-Off, was converted into 1,402,850 shares of Class A Common Stock of the Company (the "Contemporary Acquisition"). The Contemporary Acquisition involved the merger of Contemporary International Productions Corporation with and into the Company, the acquisition by a wholly owned subsidiary of the Company of substantially all of the assets, excluding certain cash and receivables, of the remaining members of Contemporary and the acquisition by Contemporary of the 50% interest in the Riverport Amphitheater Joint Venture not owned by Contemporary. If any of the Contemporary sellers owns any shares of the Company's Class A Common Stock received in the Contemporary Acquisition on the second anniversary of the closing date and the average trading price of such stock over the 20-day period ending on such anniversary date is less than $13.33 per share, then the Company will make a one-time cash payment to each individual holding any such shares that is equal to the product of (i) the quotient of the difference between (A) the actual average trading price per share over such 20-day period and (B) $13.33 divided by two, multiplied by (ii) the number of shares of Class A Common Stock of the Company received by such individual in the Contemporary Acquisition and owned as of such anniversary date. In May 1998 the Company placed 140,000 of the shares issued in connection with the Contemporary Acquisition into an escrow account. The Company may, at its sole discretion, cancel such shares at any time.

   Network

On February 27, 1998, the Company acquired the Network Magazine Group ("Network Magazine"), a publisher of trade magazines for the radio broadcasting industry, and SJS Entertainment Corporation ("SJS"), an independent creator, producer and distributor of music-related radio programming, services and research which it exchanges with radio broadcasters for commercial air-time sold, in turn, to national network advertisers (the "Network Acquisition"), for total consideration of approximately $66.8 million comprised of $52.0 million in cash, a payment for working capital of approximately $1.8 million, reimbursed sellers costs of $500,000, the purchase of an office building and property for $2.5 million and the issuance upon the Spin-Off of approximately 750,000 shares of Class A Common Stock of the Company valued by the parties at $10.0 million. The $2.5 million purchase of the office building and property is comprised of cash of approximately $700,000 and the assumption of debt of approximately $1.8 million. The Company is also obligated to pay the sellers an additional payment in Class A Common Stock or, at the Company's option, cash based on future operating results, as defined, generated on a combined basis by Network Magazine and SJS in 1998, up to a maximum of $14.0 million. In the Network Acquisition, the Company, through a wholly owned subsidiary, acquired all of the outstanding capital stock of each of The Album Network, Inc. and SJS Entertainment Corporation and purchased substantially all of the assets and properties and assumed substantially all of the liabilities and obligations of The Network 40, Inc.

   Concert/Southern

On March 4, 1998, the Company acquired Concert/Southern Promotions ("Concert/Southern"), a promoter of live music events in the Atlanta, Georgia metropolitan area (the "Concert/Southern Acquisition"), for total cash consideration of approximately $16.9 million, which includes a $300,000 payment for working capital.

   Avalon

On May 14, 1998, the Company acquired all of the outstanding equity interests of Irvine Meadows Amphitheater, New Avalon, Inc., TBA Media, Inc. and West Coast Amphitheater (collectively, "Avalon") for a cash purchase price of $26.8 million (subject to upward adjustment), including approximately $300,000 that the Company paid to reimburse the Avalon sellers for certain third party out of pocket expenses incurred in the development of the Camarillo Creek Amphitheatre (the "Avalon Acquisition"). Avalon is a concert promoter and producer that operates predominantly in the Los Angeles area.

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

    FAME

On June 4, 1998, the Company acquired Falk Associates Management Enterprises, Inc. and Financial Advisory Management Enterprises, Inc. (collectively, "FAME"), a full-service marketing and management company which specializes in the representation of team sports athletes, primarily in professional basketball. The aggregate purchase price for FAME was approximately $82.2 million in cash (including approximately $7.9 million which the Company paid in connection with certain taxes incurred by FAME and the FAME sellers and excluding $4.7 million of taxes paid on behalf of the sellers which will be refunded to the Company in 1999) and 1.0 million shares of Class A Common Stock (the "FAME Acquisition"). The agreement also provides for payments by the Company to the FAME sellers of additional amounts up to an aggregate of $15.0 million in equal annual installments over 5 years contingent on the achievement of certain operating performance targets. The agreement also provides for additional payments by the Company if FAME's operating performance exceed the targets by certain amounts.

The Westbury Acquisition, the PACE Acquisition, the Contemporary Acquisition, the Network Acquisition, the BGP Acquisition, the Concert/Southern Acquisition, the Avalon Acquisition, the Oakdale Acquisition, and the FAME Acquisition are collectively referred to herein as the "1998 Acquisitions." The 1998 Acquisitions were accounted for under the purchase method of accounting and funded with the proceeds of the Note and Equity Offerings. The purchase prices of the 1998 Acquisitions have been preliminarily allocated to the assets acquired and liabilities assumed and are subject to change.

Operating results for the 1997 Acquisitions and the 1998 Acquisitions are included herein from their respective acquisition dates. Operating results associated with the assets and liabilities contributed by SFX Broadcasting are included herein. Prior to the Spin-Off, SFX Broadcasting provided various administrative services to the Company. SFX Broadcasting allocated these expenses on the basis of direct usage. In the opinion of management, this method of allocation was reasonable and allocated expenses approximated what the Company would have incurred on a stand-alone basis. Intercompany transactions and balances have been eliminated in consolidation.

The following pro forma summary represents the consolidated results for the six months ended June 30, 1998 and the year ended December 31, 1997 as if the 1997 Acquisitions and the 1998 Acquisitions had occurred at January 1, 1997 after giving effect to certain adjustments, including amortization of intangible assets and interest expense on the acquisition debt. These pro forma results have been included for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or of results which may occur in the future (in thousands).

                                                    PRO FORMA
                                        Six Months Ended   Year Months Ended
                                         June 30, 1998     December 31, 1997
                                         -------------     -----------------
Revenues                                   $419,464            $ 701,301
Net loss                                   $(30,921)           $ (19,016)
Loss applicable to common shares           $  (1.68)           $   (1.15)

3. FINANCING

   Note Offering and Guarantees by Subsidiaries

On February 11, 1998, the Company completed an offering of $350.0 million 9 1/8% Senior Subordinated Notes (the "Notes" and "Note Offering") due 2008. Interest is payable on the Notes on February 1 and August 1 of each year. On July 15, 1998, the Company consummated the exchange of substantially identical notes (the "Exchange Notes") for all outstanding Notes. All Notes were tendered for exchange and were cancelled upon the issuance of the same principal amount of Exchange Notes.

The Company is a holding company that has no operating assets or operations of its own. Substantially, all the Company's subsidiaries are wholly owned and have jointly and severally guaranteed the Company's indebtedness represented by the Exchange Notes (the "Guarantors"). Certain subsidiaries (the "Non-Guarantor Subsidiaries") do not guarantee such indebtedness.

Full financial statements of the Guarantors and Non-Guarantor Subsidiaries have not been included because, pursuant to their respective guarantees, the Guarantors are jointly and severally liable with respect to the Exchange Notes and management believes that the Non-Guarantor Subsidiaries are not material to the Company on a consolidated basis. Accordingly, the Company does not believe that the information contained in separate full financial statements of the Guarantors or Non-Guarantor Subsidiaries would be material to investors.

The following are summarized unaudited statements setting forth certain financial information concerning the Guarantors and Non-Guarantor Subsidiaries as of and for the six months ended June 30, 1998 (in thousands).

                                             SFX                                                         SFX
                                        Entertainment,   Guarantor     Non-Guarantor                Entertainment
                                             Inc.       Subsidiaries   Subsidiaries   Eliminations   consolidated
                                        --------------- -------------- -------------- ------------- -------------
Current assets                             158,377         182,523          9,703           (207)      350,396
Property and equipment, net                  8,412         217,306          9,946              -       235,664
Goodwill, net                               77,548         525,788         21,789              -       625,125
Investment in subsidiaries                 778,301               -              -       (778,301)            -
Other assets                                 7,356          34,220          3,147        (12,747)       31,976
                                        --------------- -------------- -------------- ------------- -------------
   Total assets                          1,029,994         959,837         44,585       (791,255)    1,243,161
                                        =============== ============== ============== ============= =============

Current liabilities                         84,287         183,177          8,681           (207)      275,938
Long-term debt, less current portion       512,118          17,962         12,452        (12,747)      529,785
Other liabilities                           49,367             355            471              -        50,193
Minority interest                                -           2,657            366              -         3,023
Temporary equity                            16,500               -              -              -        16,500
Shareholders' equity                       367,722         755,686         22,615       (778,301)      367,722
                                        --------------- -------------- -------------- ------------- -------------
   Total liabilities and
     shareholders' equity                1,029,994         959,837         44,585       (791,255)    1,243,161
                                        =============== ============== ============== ============= =============

Revenue                                          -         289,380          2,962              -       292,342
Operating expenses                          40,302         281,874          3,060              -       325,236
Interest expense, net                       15,308             387            299           (272)       15,722
Minority interest                                -             399             (1)             -           398
Income from equity investments                   -          (1,825)             -              -        (1,825)
Provision for income taxes                   1,350               -              -              -         1,350
                                        --------------- -------------- -------------- ------------- -------------
Net (loss) income                           56,960         570,215          6,320            272       (48,539)
                                        =============== ============== ============== ============= =============

Cash flow from operations                  (74,347)        141,056          4,559              -        71,268
Cash flow from investing activities       (515,893)        (35,671)          (285)             -      (551,849)
Cash flow from financing activities        732,968          (4,834)           (94)             -       719,040
Cash at the beginning of the period              -           2,915          3,064              -         5,979
Cash at the end of the period              133,728         103,466          7,244              -       244,438

The following are summarized unaudited statements setting forth certain financial information concerning the Guarantors and Non-Guarantor Subsidiaries as of and for the three months ended June 30, 1998 (in thousands).

                                        SFX                                                                SFX
                                   Entertainment       Guarantor      Non-Guarantor                    Entertainment
                                        Inc.         Subsidiaries      Subsidiaries    Elimination     Consolidated
                                   -------------     ------------     -------------    -----------     -------------
Revenue                                  --             228,386          2,962                            231,348
Operating expenses                   37,761             220,856          2,702                            261,319
Interest expense, net                 9,922                 (74)           227             (204)            9,871
Minority interest                        --                 218             98                                316
Income from equity investments           --              (1,380)                                           (1,380)
Provision for income taxes              850                  --                                               850
                                   -------------     ------------     -------------    -----------     -------------
Net (loss) income                   (48,533)              8,766            (65)             204           (39,628)
                                   =============     ============     =============    ===========     =============

   Credit Agreement

On February 26, 1998 the Company executed a Credit and Guarantee Agreement (the "Credit Agreement" or "Credit Facility") which established a $300.0 million senior secured credit facility comprised of (i) a $150.0 million eight-year term loan (the "Term Loan") and (ii) a $150.0 million seven-year reducing revolving credit facility (the "Revolver"). In addition, in August 1998, the Company received a commitment from its lenders to increase its borrowing availability under the Revolver by $50.0, which increases the Company's remaining borrowing availability under the Credit Agreement to approximately $135.0. Loans outstanding under the Credit Facility bear interest, at the Company's option, at 1.875 to 2.375 percentage points over LIBOR or the greater of the Federal Funds rate plus 0.50% or The Bank of New York's prime rate. The interest rate spreads on the Term Loan and the Revolver will be adjusted based on the Company's Total Leverage Ratio (as defined in the Credit Agreement). The Company will pay a per annum commitment fee on unused availability under the Revolver of 0.50% to the extent that the Company's Leverage Ratio is greater than or equal to 4.0 to 1.0, and 0.375% if such ratio is less than 4.0 to 1.0 and a per annum letter of credit fee equal to the Applicable LIBOR Margin (as defined in the Credit Agreement) for the Revolver then in effect. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company, including a pledge of the outstanding stock of substantially all of its subsidiaries and guaranteed by all of the Company's subsidiaries. On February 27, 1998, the Company borrowed $150.0 million under the Term Loan. As of June 30, 1998 there were no borrowings under the Revolver. As of August 14, 1998, the Company had borrowed $65.0 million of the Revolver to fund a portion of the purchase prices of the Subsequent Acquisitions (as defined, see Note 8).

   Equity Offering

On May 27, 1998, the Company consummated an offering of 8,050,000 shares of Class A Common Stock at an offering price of $43.25 per share (the "Equity Offering"). The proceeds received by the Company, after deducting the underwriting discount and offering expenses, were approximately $329.0 million. The proceeds (i) were used to repay certain indebtedness and consummate the FAME Acquisition and Oakdale Acquisition and a portion of the Subsequent Acquisitions (as defined, see Note 8) and (ii) were used to pay $67.5 million of the tax indemnification obligation due to SFX Broadcasting on June 30, 1998 pursuant to the tax sharing agreement, as amended (see Note 1).

4. CAPITAL STOCK

In order to facilitate the Spin-Off, the Company revised its capital structure to increase its authorized capital stock and to effect a stock split. The authorized capital stock of the Company consists of 110,000,000 shares of Common Stock (comprised of 100,000,000 shares of Class A Common Stock and 10,000,000 shares of Class B Common Stock), and 25,000,000 shares of preferred stock, par value $.01 per share.

In the Spin-Off, (a) 13,579,024 shares of Class A Common Stock were distributed to holders on the Spin-Off record date of SFX Broadcasting's Class A Common Stock, Series D preferred stock and interests in SFX Broadcasting's director deferred stock ownership plan, (b) 1,047,037 shares of Class B Common Stock were distributed to holders on the Spin-Off record date of SFX Broadcasting Class B Common Stock and (c) 609,856 shares of Class A Common Stock were issued upon the exercise of certain warrants of SFX Broadcasting. The financial statements have been retroactively adjusted to reflect this transaction.

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

During January 1998, the Board of Directors and SFX Broadcasting, as sole stockholder, approved and adopted a stock option and restricted stock plan providing for the issuance of restricted shares of the Company's Class A Common Stock and options to purchase shares of the Company's Class A Common Stock totaling up to 2,000,000 shares. In January 1998, the Company granted options exercisable for an aggregate of 360,000 shares of the Company's Class A Common Stock at an exercise price of $5.50 which will vest over three years. The Company will record non-cash compensation charges over the three-year vesting period of approximately $3.3 million annually. Between April and June the Company granted options exercisable for an aggregate of 1,629,666 shares of Class A Common Stock at exercise prices ranging from $29.125 to $45.875.

During January 1998, in connection with the expectation of certain executive officers entering into employment agreements with the Company, the Board of Directors, upon recommendation of the Compensation Committee, approved the sale of an aggregate of 650,000 shares of the Company's Class B Common Stock and 190,000 shares of the Company's Class A Common Stock to certain officers for a purchase price of $2.00 per share. Such shares were issued in April 1998. A non-cash charge to earnings was recorded by the Company in the second quarter of approximately $23.9 million associated with the sale.

The Board of Directors also approved the issuance of shares of the Company's Class A Common Stock to holders of stock options or stock appreciation rights ("SARs") of SFX Broadcasting as of the Spin-Off record date, whether or not vested. The issuance was approved to allow such holders of these options or SARs to participate in the Spin-Off in a similar manner to holders of SFX Broadcasting's Class A Common Stock. Additionally, many of the option holders will become officers, directors and employees of the Company.

5.  NON-CASH CHARGES

Non-cash charges recorded in the second quarter of 1998 of $32.1 million consisted of (a) $23.9 million of compensation related to sale of 650,000 shares of Class B Common Stock and 190,000 shares of Class A Common Stock at a purchase price of $2.00 per share to certain executive officers pursuant to employment agreements (b) $7.5 million associated with the issuance of 247,177 shares of Class A Common Stock to Mr. Sillerman in connection with the repurchase (the "Meadows Repurchase") of shares of SFX Broadcasting, Inc. issued to the Sellers of Meadows and (c) $573,000 related to the issuance of stock options to certain executive officers pursuant to employment agreements exercisable for an aggregate of 252,500 shares of Class A Common Stock. These options vest over three years and have an exercise price of $5.50 per share. The Company is recording non-cash compensation charges of approximately $3.3 million annually over the three-year exercise period.

In addition, a $2.7 million write down of the remaining balance of the deferred expense relating to the Triathlon Broadcasting Company ("Triathlon") agreement was recorded in the second quarter of 1998 as a result of Triathlon's recent agreement to be acquired by a third party. If Triathlon is acquired by a third party, it is unlikely that the consulting fees would continue for the remainder of the agreement's term. The write down was recorded as a charge to amortization expense.

6. SPIN OFF

Pursuant to the terms of the Spin-Off, SFX Broadcasting contributed to the Company all of the assets relating to its live entertainment businesses and the Company assumed all of SFX Broadcasting's liabilities pertaining to the live entertainment businesses, as well as certain other liabilities including the obligation to make change of control payments to certain employees of SFX Broadcasting of approximately $5,000,000 as well as the obligation to indemnify one-half of certain of these employees' excise tax. At the time of the Broadcasting Merger, the Company preliminarily paid $8.3 million of negative Working Capital (as defined in the Broadcasting Merger Agreement) to SFX Broadcasting. Any additional payments which may be payable upon the final determination of the Working Capital will be reflected as an increase or decrease, as the case may be, to equity. In a related transaction, the Company received $10.3 million of these costs by a third party.

In connection, with the Spin-Off, the Company entered into a tax sharing agreement with SFX Broadcasting, pursuant to the tax sharing agreement, as amended, the Company is responsible for certain taxes incurred by SFX Broadcasting, including income taxes imposed with respect to income generated by the Company for periods prior to the Spin-Off and taxes resulting from gain recognized by SFX Broadcasting in the Spin-Off. The Company believes that the amount of taxes it will be required to pay in connection with the Spin-Off will be approximately $120.0 million, of which $67.5 million was paid on June 30, 1998. The remaining portion of the tax indemnity payment will be paid as follows: $26.3 million on September 30, 1998 and $26.3 million on December 31, 1998. Management's estimates of the amount of the indemnity payment are based on assumptions which management believes are reasonable. However, upon the completion of all final tax returns, including any potential tax audits, such assumptions could be modified in a manner that would result in a significant variance in the actual amount of the tax indemnity.

7. COMMITMENTS AND CONTINGENCIES

While the Company is involved in several law suits and claims arising in the ordinary course of business, the Company is not now a party to any legal proceeding that the Company believes would have a material adverse effect on its business, financial position or results of operations.

8. SUBSEQUENT EVENTS

Subsequent Acquisitions

Since June 30, 1998, the Company has completed the acquisitions of Don Law and five other entertainment related companies (collectively, the "Subsequent Acquisitions").

   Don Law

On July 2, 1998, the Company acquired certain assets of Blackstone Entertainment, LLC ("Don Law"), a concert and theater promoter in New England, for an aggregate consideration of approximately $92.2 million, including the repayment of approximately $7.0 million in debt. Don Law currently owns and/or operates three venues in New England with an aggregate seating capacity of 27,400. Don Law also acts as the sole ticket operator for all of its own venues as well as several third party venues.

   Other Acquisitions

In July and August of 1998, the Company completed the acquisition of five companies in the theatrical and music segments, principally in the areas of programming, touring and merchandising. The aggregate purchase price was $101.6 million. In addition, the Company is required to make a loan to certain sellers in an amount equal to taxes incurred by the sellers in connection with one of the transactions. The Company expects that the amount of the loan will be approximately $750,000.

The Company used a portion of the proceeds from the Equity Offering and additional borrowings under the Credit Agreement to consummate the Subsequent Acquisitions.

Pending Acquisitions

   Marquee

The Company has entered into an agreement and plan of merger (the "Marquee Merger Agreement"), dated as of July 28, 1998, with The Marquee Group, Inc. ("Marquee"), pursuant to which Marquee will become a wholly-owned subsidiary of the Company. Pursuant to the Marquee Merger Agreement, at the effective time of the merger, each outstanding share of common stock of Marquee will be converted into the right to receive the number of shares of the Company's Class A Common Stock having a value equal to $6.00 (subject to upward adjustment to $6.30 under certain circumstances). The value of the Company's Class A Common Stock will be based upon the average of the reported price of the Company's Class A Common Stock for the fifteen consecutive trading days ending on the fifth trading day prior to the effective time of the merger. Marquee is a publicly traded company that provides integrated event management, television production, marketing and consulting services in the sports, news and entertainment industries. The merger is expected to be consummated in the fourth quarter of 1998.

Magicworks

On August 6, 1998, the Company and MWE Acquisition Corp. ("MWE"), a wholly owned subsidiary of the Company, entered into an Agreement and Plan of Merger pursuant to which, among other things, (i) MWE agreed to make a cash tender offer (the "Offer") for all outstanding shares of common stock, par value $.001 per share (the "Shares"), of Magicworks Entertainment Incorporated ("Magicworks"), for $4.00 per Share, net to the seller in cash, and (ii) MWE will subsequently merge with and into Magicworks (the "Merger", and together with the Offer, the "Magicworks Acquisition"). The Offer was commenced on August 13, 1998. Magicworks specializes in the production and promotion of live entertainment events such as theatrical shows, musical concerts, ice skating shows, and other forms of live entertainment. The total consideration payable in the Magicworks Acquisition is estimated to be approximately $120.7 million in cash, and is expected to be financed with available cash and borrowings under the Credit Facility.

   Cellar Door

On August 13, 1998, the Company and the beneficial owner of all of the outstanding equity interest of the entities comprising the Cellar Door Companies (collectively, "Cellar Door") entered into a letter of intent with respect to the Company's acquisition of all of the outstanding capital stock of Cellar Door (the "Cellar Door Acquisition"). Pursuant to the letter of intent, the aggregate purchase price for Cellar Door will be $70.0 million in cash payable at closing, Class A Common Stock with a value of $20.0 million (based upon the average closing price of the Class A Common Stock for the twenty business day period ending on the business day prior to the closing) and $8.5 million payable in five equal annual installments beginning on the first anniversary of the closing date. In addition, the Company will issue to the seller options to purchase 100,000 shares of the Company's Class A Common Stock. The closing will be subject to customary closing conditions, including the entry into a definitive acquisition agreement. Cellar Door is a leading promoter and producer of live entertainment events.

The Marquee Merger, the Magicworks Acquisition, and the Cellar Door Acquisition are collectively referred to herein as the "Pending Acquisitions." The Company expects to complete each of the Pending Acquisitions during the third and fourth quarters of 1998. However, the timing and completion of the Pending Acquisitions are subject to a number of conditions, including the approval of the stockholders of Marquee and Magicworks, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the receipt of all applicable consents from third parties and regulatory agencies. Certain of these conditions are beyond the Company's control and there can be no assurance that each of the Pending Acquisitions will be consummated during the third and fourth quarter 1998, on the terms described herein, or at all. The Company is also currently pursuing certain additional acquisitions; however, it has not entered into any definitive agreements with respect to such acquisitions and there can be no assurance that it will do so.

Incentive Stock Grant Program

The Company's compensation committee has recommended that the Company adopt an incentive stock grant program. The Company has engaged an outside compensation consultant to assist in finalizing the details of the plan. It is presently anticipated that the plan will involve approximately 1.3 million shares of the Company's Common Stock which will be issuable to members of the Company's senior management based upon the achievement of significant increases in the trading price of the Company's Class A Common Stock. Adoption of the plan may be subject to stockholder approval depending upon its final terms. The Company expects that the plan will be finalized prior to the end of the third quarter.

Credit Agreement

In August 1998, the Company received a commitment to increase the availability under the revolving Credit Facility from $150.0 to $200.0 million.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

SFX Entertainment, Inc. ("SFX" or the "Company") is a leading promoter, producer and venue operator for live entertainment events. In addition, the Company is a leading full-service marketing and management company specializing in the representation of team sports athletes, primarily in professional basketball.

The Company owns and/or operates the largest network of venues in the country used principally for music concerts and other live entertainment events. Upon completion of all pending acquisions, it will have 73 venues either directly owned or operated under lease or exclusive arrangements, including 13 amphitheatres in 9 of the top 10 markets. The Company also develops and manages touring Broadway shows, selling subscriptions series in 39 of the estimated 60 markets that maintain active touring schedules with approximately 240,000 subscribers last year. Through its large number of venues and the long operating histories of the business it has acquired, SFX operates an integrated franchise that promotes and produces a broad variety of live entertainment events locally, regionally and nationally. Pro forma for all completed and pending acquisitions, during 1997, approximately 30 million people attended 11,300 events promoted and/or produced by SFX, including approximately 5,400 music concerts, 5,600 theatrical shows and over 200 specialized motor sports events.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences include, but are not limited to, risks and uncertainties relating to the Company's absence of a combined operating history, its potential inability to integrate its acquisitions and other risks related to the recent acquisitions, the Company's substantial leverage, control of the motor sports and theatrical businesses, future acquisitions, inability to obtain future financing, inability to successfully implement operating strategies (including the achievement of cost savings), the Company's expansion strategy, its need for additional funds, its control of venues, control by management, dependence on key personnel, potential conflicts of interest, indemnification agreements, seasonality, competition, regulatory matters, environmental matters, economic conditions and consumer tastes and availability of artists and events. For a more detailed discussion of these and other risk and uncertainties, readers should see the Company's latest annual report and other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

The performance of entertainment companies, such as the Company, is measured, in part, by their ability to generate EBITDA. "EBITDA" is defined as earnings before interest, taxes, other income, net equity income (loss) from investments and depreciation and amortization. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles ("GAAP"), the Company believes that EBITDA is accepted by the industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of entertainment companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP.

The Company's core business is the promotion and production of live entertainment events, most significantly for concert and other music performances in venues owned and/or operated by the Company and in third-party venues. In connection with all of its live entertainment events, the Company seeks to maximize related revenue streams, including the sale of corporate sponsorships, the sale of concessions and the merchandising of a broad range of products. On a pro forma basis for the 1998 Acquisitions, the Company's music businesses, including venue operations, comprised approximately 65% of net revenues, theater comprised approximately 18% of net revenues, sports, including representation of professional athletes and specialized motor sports, comprised approximately 7% of net revenues and other operations comprised approximately 14% of net revenues for the twelve months ended June 30, 1998.

Promotion of events involves booking talent, renting or providing the event venue, marketing the event to attract ticket buyers and providing for local services required in the production of the event, such as security and stage hands. Promoters generally receive revenues from the sale of tickets and sponsorships. When an event is promoted at a venue owned or managed by the promoter, the promoter also generally receives a percentage of revenues from concessions, merchandising, parking, premium box seats and ticket rebates. The Company earns promotion revenues principally by promoting (a) music concerts,
(b) Touring Broadway Shows and (c) specialized motor sports events.

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

THE SPIN-OFF

On April 27, 1998, the Company was spun-off (the "Spin-Off") from its former parent, SFX Broadcasting, Inc., a company primarily engaged in the radio broadcasting business ("Broadcasting"). In connection with the Spin-Off, the Company and Broadcasting entered into a distribution agreement (the "Distribution Agreement"), a tax sharing agreement (the "Tax Sharing Agreement") and an Employee Benefits Agreement (the "Employee Benefits Agreement"), each of which provides for certain indemnification obligations by the Company.

FINANCINGS

   Note Offering

On February 11, 1998, the Company completed an offering of $350.0 million
9 1/8% Senior Subordinated Notes (the "Notes" and "Note Offering") due 2008. Interest is payable on the Notes on February 1 and August 1 of each year. On July 15, 1998, the Company consummated the exchange of substantially identical notes (the "Exchange Notes") for all outstanding Notes. All Notes were tendered for exchange and were cancelled upon the issuance of the same principal amount of Exchange Notes.

   Credit Agreement

On February 26, 1998 the Company executed a Credit and Guarantee Agreement (the "Credit Agreement") which established a $300.0 million senior secured credit facility comprised of (i) a $150.0 million eight-year term loan (the "Term Loan") and (ii) a $150.0 million seven-year reducing revolving credit facility. In addition, in August 1998, the Company received a commitment from its lenders to increase its borrowing availability under the Revolver by $50.0, which increases the Company's remaining borrowing availability under the Credit Agreement to approximately $135.0.

   Equity Offering

On May 27, 1998, the Company consummated an offering of 8,050,000 shares of Class A Common Stock at an offering price of $43.25 per share (the "Equity Offering"). The proceeds received by the Company, after deducting the underwriting discount and offering expenses, were approximately $329.0 million.

1997 ACQUISITIONS

The Company entered the live entertainment business with SFX Broadcasting's acquisition of Delsener/Slater, a New York-based concert promotion company, in January 1997. Delsener/Slater has long-term leases or is the exclusive promoter for many of the major concert venues in the New York City metropolitan area, including the Jones Beach Amphitheater, a 14,000-seat complex located in Wantagh, New York, and the PNC Bank Arts Center (formerly known as the Garden State Arts Center), a 17,500-seat complex located in Holmdel, New Jersey. In March 1997, Delsener/Slater acquired companies which hold a 37-year lease to operate the Meadows Music Theater ("Meadows"), a 25,000-seat indoor/outdoor complex located in Hartford, Connecticut. In June 1997, SFX Broadcasting acquired Sunshine Promotions, a concert promoter in the Midwest, and certain other related companies. As a result of the acquisition of Sunshine Promotions, the Company owns the Deer Creek Music Theater, a 21,000-seat complex located in Indianapolis, Indiana, the Polaris Amphitheater, a 20,000-seat complex located in Columbus, Ohio, and has a long-term lease to operate the Murat Centre, a 2,700-seat theater and 2,200-seat ballroom located in Indianapolis, Indiana.

The acquisitions of Delsener/Slater, Sunshine and Meadows are collectively referred to herein as the "1997 Acquisitions." The cash portion of the 1997 Acquisitions was financed through capital contributions from SFX Broadcasting.

1998 ACQUISITIONS

In January 1998, the Company acquired Westbury Music Fair. In February 1998, the Company acquired PACE, Pavilion Partners, Contemporary, BGP and Network and in March 1998, the Company acquired Concert/Southern and USA Motorsports. In May 1998, the Company acquired Avalon and in June 1998 the Company acquired Oakdale and FAME. The acquisitions of Westbury Music Fair, PACE, Pavilion Partners, Contemporary, BGP, Network, Concert/Southern, USA Motorsports, Avalon, Oakdale and FAME are collectively referred to herein as the "1998 Acquisitions."

   Westbury

On January 8, 1998, the Company acquired a long-term lease for Westbury Music Fair, located in Westbury, New York, for an aggregate consideration of approximately $3.0 million in cash and 75,019 shares of Class A Common Stock (the "Westbury Acquisition"). During the period between the closing and January 8, 2000, the Company has the right to repurchase all of such shares for an aggregate consideration of $2.0 million and the seller has the right to require the Company to purchase all of such shares for an aggregate consideration of $750,000. The purchase price was financed from the Company's cash on hand.

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

In addition, on March 25, 1998, PACE acquired a 67% interest in certain assets and liabilities of USA Motorsports for an aggregate cash consideration of approximately $4.0 million. The remaining 33% interest is held by Contemporary.

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

   Contemporary

On February 27, 1998, the Company acquired Contemporary (the "Contemporary Acquisition"). The Contemporary Acquisition involved the merger of Contemporary International Productions Corporation with and into the Company, the acquisition by a wholly-owned subsidiary of the Company of substantially all of the assets, excluding certain cash and receivables, of the remaining members of Contemporary and the acquisition of the 50% interest in the Riverport Amphitheatre Joint Venture not owned by Contemporary. The total consideration of the Contemporary Acquisition was approximately $72.8 million in cash, a payment for working capital of $9.9 million, and the issuance of 1,402,850 shares of Class A Common Stock. If any of the Contemporary sellers owns any shares of the Company's Class A Common Stock received in the Contemporary Acquisition on the second anniversary of the closing date and the average trading price of such stock over the 20-day period ending on such anniversary date is less than $13.33 per share, then the Company will make a one-time cash payment to each individual holding any such shares that is equal to the product of (i) the quotient of the difference between (A) the actual average trading price per share over such 20-day period and (B) $13.33 divided by two, multiplied by (ii) the number of shares of Class A Common Stock of the Company received by such individual in the Contemporary Acquisition and owned as of such anniversary date. In May 1998 the Company placed 140,000 of the shares issued in connection with the Contemporary Acquisition into an escrow account. The Company may, at its sole discretion, cancel such shares at any time.
The purchase price was financed with borrowings under the Credit Facility and with the proceeds of the Note Offering.

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

   Concert/Southern

On March 4, 1998, the Company acquired Concert/Southern Promotions, a promoter of live music entertainment in the Atlanta metropolitan area, for a total consideration of $16.9 million (the "Concert/Southern Acquisition"). The purchase price was financed by the borrowings under the Credit Facility and with the proceeds of the Note Offering.

   Avalon

On May 14, 1998, the Company acquired all the outstanding equity interests in Avalon for a total cash purchase price of $26.8 million, including approximately $300,000 that the Company paid to reimburse the Avalon sellers' third party out of pocket costs and expenses incurred with the development of the Camarillo Creek Amphitheater (the "Avalon Acquisition"). The purchase price was financed from borrowings under the Credit Agreement, which were subsequently repaid with the proceeds of the Company's offering of 8,050,000 shares of Class A Common Stock at a price of $43.25 per share (the "Equity Offering").

   Oakdale

On June 3, 1998, the Company acquired certain assets of Oakdale for a purchase price of $9.4 million in cash and the assumption of $2.5 million in liabilities (the "Oakdale Acquisition"). At the closing, the Company also made a non-recourse loan to the Oakdale sellers in the amount of $11.4 million, a portion of which was used to repay outstanding indebtedness. In addition, if the combined EBITDA (as defined in the acquisition agreement) for the Oakdale Music Theater and Meadows exceeds $5.5 million in 1999, the Company will be obligated to pay the amount of such excess multiplied by a factor of between
5.0 and 5.8 to the Oakdale sellers. The purchase price was financed from the proceeds of the Equity Offering.

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

The 1998 Acquisitions were accounted for using the purchase method of accounting, and the intangible assets created in the purchase transactions will generally be amortized against future earnings over a 15-year period. The amount of amortization will be substantial and will continue to affect the Company's operating results in the future. These expenses, however, do not result in an outflow of cash by the Company and do not impact EBITDA.

SUBSEQUENT ACQUISITIONS

Since June 30, 1998, the Company has completed the acquisitions of Don Law and five other entertainment related companies (collectively, the "Subsequent Acquisitions").

   Don Law

On July 2, 1998, the Company acquired certain assets of Blackstone Entertainment, LLC ("Don Law"), a concert and theater promoter in New England, for an aggregate consideration of approximately $92.2 million, including the repayment of approximately $7.0 million in debt. Don Law currently owns and/or operates three venues in New England with an aggregate seating capacity of 27,400. Don Law also acts as the sole ticket operator for all of its own venues as well as several third party venues. The purchase price was financed from the proceeds of the Equity Offering.

   Other Acquisitions

In July and August of 1998, the Company completed the acquisition of five companies in the theatrical and music segments, principally in the areas of programming, the acquisition of tours and merchandising. The aggregate purchase price was $101.6 million. In addition, the Company is required to make a loan to certain sellers in an amount equal to taxes incurred by the sellers in connection with one of the transactions. The Company expects that the amount of the loan will be approximately $750,000. The purchase prices were financed from the proceeds of the Equity Offering and cash on hand.

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

The consummation of the acquisitions by the Company and other future acquisitions will result in substantial charges to earnings relating to interest expense and the recognition and amortization of goodwill and other intangible assets. As of June 30, 1998, the Company's goodwill was approximately $622.9 million. This balance will substantially increase due to the Subsequent and Pending Acquisitions. Goodwill and other intangible assets are being amortized using the straight-line method over 15 years.

PENDING ACQUISITIONS

   Marquee

The Company has entered into an agreement and plan of merger (the "Marquee Merger Agreement"), dated as of July 23, 1998, with The Marquee Group, Inc. ("Marquee"), pursuant to which Marquee will become a wholly-owned subsidiary of the Company (the "Marquee Merger"). Pursuant to the Marquee Merger Agreement, at the effective time of the merger, each outstanding share of common stock of Marquee will be converted into the right to receive the number of shares of the Company's Class A Common Stock having a value equal to $6.00 (subject to upward adjustment to $6.30 under certain circumstances). For purposes of the Marquee Merger, the value of the Company's Class A Common Stock will be based upon the average of the reported price of the Company's Class A Common Stock for the fifteen consecutive trading days ending on the fifth trading day prior to the effective time of the Merger. Marquee is a publicly traded company that provides integrated event management, television production, marketing and consulting services in the sports, news and entertainment industries.

The consummation of the Marquee Merger is subject to the satisfaction of a number of conditions set forth in the Marquee Merger Agreement, including, but not limited to, the approval of the stock holders of the Company of the transactions contemplated thereby, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the entry by the Company into a bank credit facility and the consummation of an acquisition, and the receipt of all applicable consents to the Marquee Merger from third parties and regulatory agencies. The Marquee Merger is expected to be consummated in the fourth quarter of 1998.

   Magicworks

On August 6, 1998, the Company and MWE Acquisition Corp. ("MWE"), a wholly owned subsidiary of the Company, entered into an Agreement and Plan of Merger pursuant to which, among other things, (i) MWE agreed to make a cash tender offer (the "Offer") for all outstanding shares of common stock, par value $.001 per share (the "Shares"), of Magicworks Entertainment Incorporated ("Magicworks"), for $4.00 per Share, net to the seller in cash, and (ii) MWE will subsequently merge with and into Magicworks (the "Merger", and together with the Offer, the "Magicworks Acquisition"). The Offer was commenced on August 13, 1998. Magicworks specializes in the production and promotion of live entertainment events such as theatrical shows, musical concerts, ice skating shows, and other forms of live entertainment. The total consideration payable in the Magicworks Acquisition is estimated to be approximately $100 million in cash, and is expected to be financed with available cash and borrowings under the Credit Facility.

    Cellar Door

On August 13, 1998, the Company and the beneficial owner of all of the outstanding equity interest of the entities comprising the Cellar Door
Companies (collectively, "Cellar Door") entered into a letter of intent with respect to the Company's acquisition of all of the outstanding capital stock of Cellar Door (the "Cellar Door Acquisition"). Pursuant to the letter of intent, the aggregate purchase price for Cellar Door will be $70.0 million in cash payable at closing, Class A Common Stock with a value of $20.0 million (based upon the average closing price of the Class A Common Stock for the twenty business day period ending on the business day prior to the closing) and $8.5 million payable in five equal annual installments beginning on the first anniversary of the closing date. In addition, the Company will issue to the seller options to purchase 100,000 shares of the Company's Class A Common Stock. The closing will be subject to customary closing conditions, including the entry into a definitive acquisition agreement. Cellar Door is a leading promoter and producer of live entertainment events.

The Marquee Merger, the Magicworks Acquisition, and the Cellar Door Acquisition are collectively referred to herein as the "Pending Acquisitions." The Company expects to complete the Pending Acquisitions during the third and fourth quarters of 1998. However, the timing and completion of the Pending Acquisitions are subject to a number of conditions, certain of which are beyond the Company's control, and there can be no assurance that any of the Pending Acquisitions will be consummated during such period, on the terms described herein, or at all. The Company is also currently pursuing certain additional acquisitions; however, it has not entered into any definitive agreements with respect to such acquisitions and there can be no assurance that it will do so.

INCENTIVE STOCK GRANT PROGRAM

The Company's compensation committee has recommended that the Company adopt an incentive stock grant program. The Company has engaged an outside compensation consultant to assist in finalizing the details of the plan. It is presently anticipated that the plan will involve approximately 1.3 million shares of the Company's Common Stock which will be issuable to members of the Company's senior management based upon the achievement of significant increases in the trading price of the Company's Class A Common Stock. Adoption of the plan may be subject to stockholder approval depending upon its final terms. The Company expects that the plan will be finalized prior to the end of the third quarter.

RESULTS OF OPERATIONS

The Company's operations consist primarily of (a) concert promotion and venue operation, (b) the promotion and production of theatrical events, particularly Touring Broadway Shows, (c) the promotion and production of motor sports events and (d) representation of professional athletes. The Company also engages in various other activities ancillary to their live entertainment businesses.

   Concert Promotion and Venue Operation

The Company's concert promotion and venue operation business consists primarily of the promotion of concerts and operation of venues primarily for use in the presentation of musical events. The Company's primary source of revenues from its concert promotion activities is from ticket sales at events promoted by the Company. As a venue operator, the Company's primary sources of revenue are sponsorships, concessions, parking and other ancillary services, derived principally from events promoted by the Company.

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

   Theatrical

The Company's theatrical operations are directed mainly towards the promotion and production of Touring Broadway Shows, which generate revenues primarily from ticket sales and sponsorships. The Company may also participate in ancillary revenues, such as concessions and merchandise sales, depending on its agreement with a particular local promoter/venue operator. Revenue from ticket sales is primarily affected by the popularity of the production and the general economic conditions and consumer tastes in the particular market and venue where the production is presented. In order to reduce its dependency on the success of any single touring production, the Company sells advance annual subscriptions that provide the purchaser with tickets for all of the shows that the Company intends to tour in the particular market during the touring season. Historically, approximately 34% of ticket sales for Touring Broadway Shows presented by the Company are sold through advance annual subscriptions. Subscription related revenues received prior to the event date are initially recorded on the balance sheet as deferred revenue; after the event occurs, they are recorded on the statement of operations as gross revenue. Expenses are capitalized on the balance sheet as prepaid expenses until the event occurs. Subscriptions for Touring Broadway Shows typically cover approximately two-thirds of the Company's break-even cost point for those shows.

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

   Motor Sports

The Company's motor sports activities consist principally of the promotion and production of specialized motor sports, which generate revenues primarily from ticket sales and sponsorships, as well as merchandising and video rights associated with producing motor sports events. Ticket prices for these events are generally lower than for theatrical or music concert events, generally ranging from $5 to $30. Revenue from these sources is primarily affected by the type of event and the general economic conditions and consumer tastes in the particular markets and venues where the events are presented. Event-related revenues received prior to the event date are initially recorded on the balance sheet as deferred revenue; after the event occurs, they are recorded on the statement of operations as gross revenue. Expenses are deferred on the balance sheet as prepaid expenses until the event occurs.

Operating expenses associated with motor sports activities include talent, rent, track preparation costs, security and advertising. These operating expenses are generally fixed costs that vary based on the type of event and venue where the event is held.

Under certain circumstances, the Company may be required to sell either its motor sports or theatrical lines of business.


   Representation of Professional Athletes

Through FAME, the Company's talent representation activities consist principally of the representation of team sports athletes, primarily in the National Basketball Association, in player contract and endorsement negotiations. FAME also provides certain investment advisory services to its clients through an affiliate. FAME typically receives a percentage of monies earned by a player, generally approximately 4% of a player's sports contract and typically from 15% to 25% of endorsement deals. Revenue from these sources is recognized as the player receives his salary or endorsement payments based on the terms of the negotiated agreement. Revenue from these sources is dependent upon a number of variables, many of which are outside the Company's control, including a player's skill, health, public appeal and the appeal of the sport in which the player participates. Principal operating expenses include salaries, wages and travel and entertainment expenses.

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

   Seasonality

The Company's operations and revenues are largely seasonal in nature, with generally higher revenue generated in the second and third quarters of the year. For example, on a pro forma basis for the 1997 Acquisitions, the Company generated approximately 68% of its revenues in the second and third quarters for the twelve months ended December 31, 1997. The Company's outdoor venues are primarily utilized in the summer months and do not generate substantial revenue in the late fall, winter and early spring. Similarly, the musical concerts that the Company promotes largely occur in the second and third quarters. To the extent that the Company's entertainment marketing and consulting relate to musical concerts, they also predominantly generate revenues in the second and third quarters. Therefore, the seasonality of the Company's business causes (and, upon consummation of the Pending Acquisitions, will probably continue to cause) a significant variation in the Company's quarterly operating results. These variations in demand could have a material adverse effect on the timing of the Company's cash flows and, therefore, on its ability to service its obligations with respect to its indebtedness. However, the Company believes that this variation may be somewhat offset with the acquisition of typically non-summer seasonal businesses in the 1998 Acquisitions, such as motor sports (which is winter-seasonal) and Touring Broadway Shows (which typically tour between September and May).

THREE MONTHS ENDED JUNE 30 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997

The Company's revenue increased by $208.2 million to $231.3 million for the three months ended June 30, 1998, compared to $23.2 million for the three months ended June 30 1997, primarily as a result of the 1998 Acquisitions and the acquisition of Sunshine in June of 1997. The 1998 Acquisitions significantly increased the concert promotion and venues operation business and expanded the Company's business to include theatrical promotion and production, motor sports promotion and production, representation of professional athletes and radio magazine publishing, programming and research. On a pro forma basis, assuming all companies owned as of June 30, 1998 were owned as of January 1, 1998, revenue for the three months ended June 30, 1998 would have been $237.3 million.

Cost of revenue increased by $192.8 million to $212.5 million for the three month period ended June 30 1998, compared to

$19.7 million for the three months ended June 30,1997, primarily as a result of the 1998 Acquisitions and the acquisition of Sunshine in June of 1997. On a pro forma basis, cost of revenue would have been $219.8 million for the three month period ended June 30 1998.

Depreciation and amortization expense increased to $14.7 million for the three month period ended June 30 1998 compared to $1.0 million for the three month period ended June 30 1997, due to the inclusion of depreciation and amortization expense related to the 1998 Acquisitions, the acquisition of Sunshine in June 1997 and the completion of capacity expansion projects at two amphitheaters. The company recorded the fixed assets of the 1998 Acquisitions and the Sunshine Acquisition at fair value and recorded intangible assets equal to the excess of purchase price over the fair value of the net tangible assets, which are being amortized over a 15 year period. In addition, a $2.7 million write down of the remaining balance of the deferred expense relating to the Triathlon Broadcasting Company ("Triathlon") agreement was recorded in the second quarter of 1998 as a result of Triathlon's recent agreement to be acquired by a third party. If Triathlon is acquired by a third party, it is unlikely that the consulting fees would continue for the remainder of the agreement's term. The write down was recorded as a charge to amortization expense.

Corporate expenses were $2.0 million for the three month period ended June, 30 1998, net of $132,000 fees received from Triathlon, compared to $190,000 for the three months ended June 30, 1997, net of Triathlon fees of $641,000.

Non-cash charges recorded in the second quarter of 1998 of $32.1 million consisted of (a) $23.9 million of compensation related to sale of 650,000 shares of Class B Common Stock and 190,000 shares of Class A Common Stock at a purchase price of $2.00 per share to certain executive officers pursuant to employment agreements (b) $7.5 million associated with the issuance of 247,177 shares of Class A Common Stock to Mr. Sillerman in connection with the Meadows Repurchase and (c) $573,000 related to the issuance of stock options to certain executive officers pursuant to employment agreements exercisable for an aggregate of 252,500 shares of Class A Common Stock. These options vest over three years and have an exercise price of $5.50 per share. The Company is recording non-cash compensation charges of approximately $3.3 million annually over the three-year exercise period.

The operating loss was $30.0 million for the three month period ended June 30 1998, compared to income of $2.2 million for the three months June 30 1997, due to the results discussed above.

Interest expense, net of investment income, was $9.9 million in the three months ended June 30 1998, compared to $383,000 for the three months ended June 30 1997, primarily as a result of assumption of additional debt related to the 1998 Acquisitions and the debt assumed in connection with Meadows and Sunshine acquisitions.

Minority interest was $316,000 million for the three months June 30, 1998 as a result of the 1998 Acquisitions.

Income from equity investments was $1.4 million for the three months June 30, 1998 as a result of the 1998 Acquisitions.

Income tax expense was $850,000 for the three month period ended June 30 1998. The provision is for state and local taxes. No federal tax benefit has been recognized due to the uncertainty of realizing a tax benefit for the Company's losses.

The Company's net loss increased to $39.6 million for the three month period ended June 30, 1998, as compared to net income of $1.8 million for the three months ended March 31, 1997, due to the factors discussed above.

EBITDA defined as earnings before interest, taxes, other income, net equity income (loss) from investments and depreciation and amortization, and excluding non-cash charges, increased to $16.8 million for the three month period ended June 30, 1998, compared to $3.3 million for the three months ended June 30, 1997, primarily as a result of the 1998 Acquisitions and the acquisition of Sunshine in June 1997. On a pro forma basis, EBITDA would have been $17.2 million for the three month period ended June 30, 1998.

SIX MONTHS ENDED JUNE 30 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

The Company's revenue increased by $261.3 million to $292.3 million for the six months ended June 30, 1998, compared to $31.0 million for the six months ended June 30 1997, primarily as a result of the 1998 Acquisitions and the acquisitions of the Meadows in March 1997 and Sunshine in June of 1997. The 1998 Acquisitions significantly increased the concert promotion and venues operation business and expanded the Company's business to include theatrical promotion and production, motor sports promotion and production, representation of professional athletes and radio magazine publishing, programming and research. On a pro forma basis, assuming all companies owned as of June 30, 1998 were owned as of January 1, 1998, revenue for the six months ended June 30 1998 would have been $420.5 million.

Cost of revenue increased by $243.2 million to $270.7 million for the six month period ended June 30 1998, compared to $27.5 million for the six months ended June 30,1997, primarily as a result of the 1998 Acquisitions and the acquisition of Sunshine in June of 1997. On a pro forma basis, cost of revenue would have been $386.2 million for the six month period ended June 30 1998.

Depreciation and amortization expense increased to $19.2 million for the six month period ended June 30 1998 compared to $1.7 million for the six month period ended June 30 1997, due to the inclusion of depreciation and amortization expense related to the 1998 Acquisitions, the acquisition of Sunshine in June 1997 and the completion of capacity expansion projects at two amphitheaters. The company recorded the fixed assets of the 1998 Acquisitions and the Sunshine Acquisition at fair value and recorded intangible assets equal to the excess of purchase price over the fair value of the net tangible assets, which are being amortized over a 15 year period. In addition, a $2.7 million write down of the remaining balance of the deferred expense relating to the Triathlon agreement was recorded in the second quarter of 1998 as a result of Triathlon's recent agreement to be acquired by a third party. If Triathlon is acquired by a third party, it is unlikely that the consulting fees would continue for the remainder of the agreement's term. The write down was recorded as a charge to amortization expense.

Corporate expenses were $3.3 million for the six month period ended June, 30 1998, net of $264,000 fees received from Triathlon, compared to $1.0 million for the six months ended June 30, 1997, net of Triathlon fees of $1.2 million.

Non-cash charges recorded in the second quarter of 1998 of $32.1 million consisted of (a) $23.9 million of compensation related to sale of 650,000 shares of Class B Common Stock and 190,000 shares of Class A Common Stock at a purchase price of $2.00 per share to certain executive officers pursuant to employment agreements (b) $7.5 million associated issuance of 247,177 shares of Class A Common Stock to Mr. Sillerman in connection with the Meadows Repurchase and (c) $573,000 related to the issuance of stock options to certain executive officers pursuant to employment agreements exercisable for an aggregate of 252,500 shares of Class A Common Stock. These options vest over six years and have an exercise price of $5.50 per share. The Company is recording non-cash compensation charges of approximately $3.3 million annually over the three-year exercise period.

The operating loss was $32.9 million for the six month period ended June 30 1998, compared to income of $751,000 for the six months June 30 1997, due to the results discussed above.

Interest expense, net of investment income, was $15.7 million in the six months ended June 30 1998, compared to $460,000 for the six months ended June 30 1997, primarily as a result of assumption of additional debt related to the 1998 Acquisitions and the debt assumed in connection with Meadows and Sunshine acquisitions.

Minority interest was $398,000 for the six months June 30, 1998 as a result of the 1998 Acquisitions.

Income from equity investees was $1.8 million for the six months June 30, 1998 as a result of the 1998 Acquisitions. The provision is for state and local taxes. No federal tax benefit has been recognized due to the uncertainty of realizing a tax benefit for the Company's losses.

Income tax expense was $1.4 million for the six month period ended June 30 1998. No federal tax benefit has been recognized due to the uncertainty of realizing a tax benefit for the Company's losses.

The Company's net loss increased to $48.5 million for the six month period ended June 30, 1998, as compared to net income of $291,000 for the six months ended June 30, 1997, due to the factors discussed above.

EBITDA defined as earnings before interest, taxes, other income, net equity income (loss) from investments and depreciation and amortization, and excluding non-cash charges, increased to $16.8 million for the six month period ended June 30, 1998, compared to $3.3 million for the six months ended June 30, 1997, primarily as a result of the 1998 Acquisitions and the acquisition of Sunshine in June 1997. On a pro forma basis, EBITDA would have been $33.6 million for the six month period ended June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal need for funds has been for acquisitions, interest expense, working capital needs, to make certain payments in connection with the Spin-Off and, to a lesser extent, capital expenditures. The Company's principal sources of funds has been proceeds from the Note Offering, the Equity Offering, borrowings under the Credit Agreement and cash flows from operations. The Company will require additional financing to complete the Pending Acquisitions and to make certain other payments, as discussed below.

   Historical Cash Flows

Net cash provided by operations was $71.3 million for the six months ended June 30, 1998 as compared to $7.6 million for the six months ended June 30, 1997. The increase was primarily attributable to changes in working capital related to the 1998 Acquisitions.

Net cash used in investing activities for the six months ended June 30, 1998 was $551.8 million as compared to $70.7 million for the six months ended June 30, 1997. The increase was primarily the result of the 1998 Acquisitions. During the six months ended June 30, 1997, the Company completed the acquisitions of Delsener/Slater, the Meadows and Sunshine.

Net cash provided by financing activities for the six months ended June 30, 1998 was $719.0 million as compared to $79.3 million for the six months ended June 30, 1997. During 1998, the Company completed the issuance of its Senior Subordinated Notes for $350.0 million, borrowed $150.0 million under the Credit Agreement and completed the Equity Offering for $329.0 million, net, offset by tax indemnification payments and Spin-Off related payments to SFX Broadcasting of $84.2 million and the payment of debt issuance costs of $17.5 million.

   Pending Acquisitions

The aggregate cash consideration in the Pending Acquisitions is expected to consist of approximately $199.2 million (including $8.5 million to be paid over five years). In addition, the Company expects to incur approximately $7.0 million in fees and expenses related to the Pending Acquisitions.

The Company expects to complete the Pending Acquisitions during the third and fourth quarters of 1998. However, the timing and completion of the Pending Acquisitions is subject to a number of closing conditions certain of which are beyond the control of the Company. No assurance can be given that the Company will be able to complete the Pending Acquisitions on the terms described herein or at all.

   Future Contingent Payments

Certain of the agreements relating to the 1998 Acquisitions provide for purchase price adjustments and other future contingent payments under certain circumstances. The PACE acquisition agreement provides that each PACE seller will have an option, exercisable for 90 days after the fifth anniversary of the closing of the PACE acquisition, to require the Company to repurchase up to 500,000 shares of the Class A Common Stock received by that seller for $33.00 in cash per share (an aggregate of up to $16.5 million). Pursuant to the terms of the Brian Becker's Employment Agreement with the Company, during the period between December 12, 1999 and December 27, 1999, Mr. Becker, an Executive Vice President, Director and a Member of the Office of the Chairman of the Company, will have the option to, among other things, require the Company to purchase any stock or portion thereof (including vested and unvested options) granted to him by the Company and/or pay him an amount equal to the present value of the compensation payable during the remaining term of his employment agreement. Moreover, pursuant to the Contemporary acquisition agreement, if the average trading price of the 1,402,850 shares of Class A Common Stock issued in the Contemporary acquisition is less than $13.33 during the twenty days prior to the second anniversary of the Contemporary acquisition, the Company will be required to pay one-half of such difference for each share held by the sellers of Contemporary on such date. Pursuant to the Network acquisition agreement, the Company has agreed to increase the purchase price for Network based on Network's actual 1998 EBITDA (as defined in the acquisition agreement) as follows: (a) by $4.0 million if the 1998 EBITDA equals or exceeds $9.0 million;
(b) by an additional $4 for each $1 of additional 1998 EBITDA between $9.0 million and $10.0 million; and (c) by an additional $6 for each $1 of additional 1998 EBITDA between $10.0 million and $11.0 million. This contingent consideration of up to $14.0 million is payable in shares of Class A Common Stock or, in certain circumstances, in cash by no later than March 20, 1999.

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

   Spin-Off

In connection, with the Spin-Off, the Company entered into a tax sharing agreement with SFX Broadcasting, Pursuant to the tax sharing agreement, as amended, the Company is responsible for certain taxes incurred by SFX Broadcasting, including income taxes imposed with respect to income generated by the Company for periods prior to the Spin-Off and taxes resulting from gain recognized by SFX Broadcasting in the Spin-Off. The Company believes that the amount of taxes it will be required to pay in connection with the Spin-Off will be approximately $120.0 million, of which $67.5 million was paid on June 30, 1998. The remaining portion of the tax indemnity payment will be paid as follows: $26.3 million on September 30, 1998 and $26.3 million on December 31, 1998. Management's estimates of the amount of the indemnity payment are based on assumptions which management believes are reasonable. However, upon the completion of all final tax returns, including any potential tax audits, such assumptions could be modified in a manner that would result in a significant variance in the actual amount of the tax indemnity.

   Interest On Notes And Borrowings Under The Credit Facility

On February 11, 1998, the Company completed the private placement of $350.0 million of 9 1/8% Senior Subordinated Notes, which were subsequently exchanged for the Exchange Notes on July 15, 1998. Interest is payable on the Exchange Notes on February 1 and August 1 of each year. In addition, the Company borrowed $150.0 million under the Credit Facility at an interest rate of approximately 8.07%. As of August 14, 1998, the Company had borrowed $65.0 million under the revolving portion of the Credit Agreement to fund the Subsequent Acquisitions.

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

The Company's ability to make scheduled payments of principal, to pay interest on or to refinance its debt depends on its future financial performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control, as well as the success of the businesses to be acquired and the integration of these businesses into the Company's operations. There can be no assurance that the Company will be able to make planned borrowings (including under the Credit Facility), that the Company's business will generate sufficient cash flow from operations, or that future borrowings will be available in an amount to enable the Company to service its debt and to make necessary capital or other expenditures. The Company may be required to refinance a portion of the principal amount of its indebtedness prior to their respective maturities. There can be no assurance that the Company will be able to raise additional capital through the sale of securities, the disposition of assets or otherwise for any refinancing.

   Capital Expenditures

Capital expenditures totaled $36.0 million for the six months ended June 30, 1998. The Company expects that capital expenditures for the full fiscal year 1998 will be substantially higher than historical levels, due to the planned capital expenditures of approximately $32 million for 1998 at existing venues (including $20.0 million for the expansion and renovation of the Jones Beach Amphitheater and $9.5 million for the expansion and renovation of the PNC Bank Arts Center) and capital expenditures requirements of the acquired businesses, including $2.5 million for the construction of a new amphitheater serving the Seattle, Washington market. The Company expects to fund its remaining capital expenditures for 1998 (estimated by the Company to be approximately $9.0 million (including $5.0 million of major projects and $4.0 million of other capital expenditures)) from its cash on hand.


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

SOURCES OF LIQUIDITY

As of June 30, 1998, the Company's cash and cash equivalents totaled $244.4 million and its working capital totaled $74.5 million. In February of 1998, the Company received the proceeds from the $350.0 million Note Offering and borrowed $150.0 million under the Credit Facility. On May 27, 1998, the Company received approximately $326.5 million in net proceeds from the Equity Offering. A portion of the proceeds were used to repay certain indebtedness and consummate the FAME acquisition and Oakdale acquisition. On May 29, 1998, the Company received a third party payment, net of the estimated Working Capital payment by the Company, of approximately $2.0 million in connection with the Meadows Repurchase.

The Company has incurred and will continue to incur substantial amounts of indebtedness. As of June 30, 1998, the Company's consolidated indebtedness was approximately $543.5 million. In addition, the Company borrowed an additional $65.0 million under the Credit Agreement to complete the Subsequent Acquisition. The Company will incur additional indebtedness to finance the Pending Acquisitions and may incur indebtedness from time to time to finance acquisitions, for capital expenditures or for other purposes.

The Credit Facility consists of a $150.0 million seven-year reducing revolving facility (the "Revolver") and a $150.0 million eight-year term loan (the "Term Loan"). In addition, in August 1998, the Company received a commitment from its lenders to increase its borrowing availability under the Revolver by $50.0 million, which increases the Company's remaining borrowing availability under the Credit Agreement to approximately $135.0 million. Loans outstanding under the Credit Facility will bear interest, at the Company's option, at 1.875 to
2.375 percentage points over LIBOR or the greater of the Federal Funds rate plus 0.50% or BNY's prime rate. The interest rate spreads on the Term Loan and the Revolver will be adjusted based on the Company's Total Leverage Ratio (as defined in the Credit Agreement). The Company will pay a per annum commitment fee on unused availability under the Revolver of 0.50% (to the extent that the Company's Leverage Ratio is greater than or equal to 4.0 to 1.0), or 0.375% (if such ratio is less than 4.0 to 1.0) and a per annum letter of credit fee equal to the Applicable LIBOR Margin (as defined in the Credit Agreement) for the Revolver then in effect.

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

The Company intends to finance the Magicworks Acquisition (approximately $120.7 million) and the tax indemnity payment due on September 30, 1998 ($26.3 million) with its cash on hand and additional borrowings under the Credit Facility. However, there can be no assurance that the Company will have sufficient cash on hand or sufficient cash flows at the time of borrowing to permit it to make borrowings under the Credit Facility.

The Company will require additional financing in order to consummate the Cellar Door Acquisition, to repay the indebtedness of Marquee upon the consummation of the Marquee Merger (including any indebtedness which Marquee may incur in connection with its pending acquisitions) and to pay for the remaining portion of the tax indemnity. The Company is currently negotiating with its existing lenders in order to further increase its borrowing availability under the Credit Facility. However, there can be no assurance that the Company's lenders will agree to increase the amount of borrowings available under the Credit Facility, or that the Company will be able to otherwise finance such transactions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("FAS 131"), which is effective for years beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. FAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements in 1998. Management has not yet completed its review of FAS 131 and as such has not determined what reportable segments will be presented.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On May 5, 1998, a class action complaint was filed in Chancery Court in the State of Delaware, New Castle County, CA #16355NC against the Company, certain of its directors and Marquee (collectively, the "Defendants"). The complaint alleges that the Company proposed an acquisition of Marquee and that the proposed acquisition will be unfair to Marquee's public stockholders. The complaint seeks an order enjoining the proposed transaction to date, or in the alternative, awarding rescissory and compensatory damages.

         On July 22, 1998, the parties entered into a Memorandum of Understanding, pursuant to which the parties have reached an agreement providing for a settlement of the action (the "Settlement"). Pursuant to the Settlement, the Defendants acknowledged that the legal action was a significant factor in the Company improving the terms of its offer to acquire Marquee. The Settlement also provides for the Defendants to pay plaintiffs' counsel in aggregate of $310,000, including all fees and expenses as approved by the court. The Settlement is conditioned on the (a) consummation of the Marquee Merger, (b) completion of confirmatory discovery and (c) approval of the court. Pursuant to the Settlement, the Defendants have denied, and continue to deny, that they have acted improperly in any way or breached any fiduciary duty. There can be no assurance that the court will approve the settlement on the terms and conditions provided for therein, or at all.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit
Number            Description of Exhibit
------            ----------------------

10.1 Agreement and Plan of Merger, dated as of July 23, 1998, among SFX Entertainment, Inc., SFX Acquisition Corp. and The Marquee Group, Inc. (incorporated by reference to the Company's Report on Form 8-K (File No. 0-24017) filed with the Commission on August 5, 1998).
10.2 Agreement and Plan of Merger, dated as of August 6, 1998, among SFX Entertainment, Inc., MWE Acquisition Corp. and Magicworks Entertainment Incorporated (incorporated by reference to the Company's Schedule 14D-1 filed with the Commission on August 13, 1998).
10.3 Asset Purchase Agreement, dated April 29, 1998, by and among Blackstone Entertainment LLC, its members, DLC Acquisition Corp., and SFX Entertainment, Inc. (incorporated by reference to Amendment No. 1 to Form S-1 (File No. 333-50079) filed with the Commission on May 5, 1998).
10.4 Stock Purchase Agreement, dated as of April 29, 1998, among SFX Sports Group, Inc., SFX Entertainment, Inc. and David Falk, Curtis Polk and G. Michael Higgins (incorporated by reference to Amendment No. 1 to Form S-1 (File No. 333-50079) filed with the Commission on May 5, 1998).
10.5 Purchase Agreement, dated April 29, 1998, by and among Oakdale Theater Concerts, LLC, Oakdale Development Limited Partnership and Oakdale Theater Concerts, Inc. (incorporated by reference to Amendment No. 1 to Form S-1 (File No. 333-50079) filed with the Commission on May 5, 1998).
10.6 Stock Purchase and Redemption Agreement, dated May 1, 1998, among Event Merchandising, Inc., its stockholders and EMI Acquisition Sub, Inc. (incorporated by reference to Amendment No. 1 to Form S-1 (File No. 333-50079) filed with the Commission on May 5, 1998).
10.7 Purchase Agreement, dated as of May 13, 1998, among SFX Entertainment, Inc., TBA Entertainment, Inc., TBA Entertainment Corporation and AWC Acquisition Corp. (incorporated by reference to Amendment No. 2 to Form S-1 (File No. 333-50079) filed with the Commission on May 19, 1998).
10.8 Purchase Agreement, dated as of May 13, 1998, among SFX Entertainment, Inc., Irving Azoff, Peach Street Partners, Ltd., Robert E. Geddes, individually and as trustee of the Robert E Geddes Family Trust, Miserendino Family Trust and Brian Murphy (incorporated by reference to Amendment No. 2 to Form S-1 (File No. 333-50079) filed with the Commission on May 19, 1998).
10.9 Employment Agreement between the SFX Entertainment, Inc. and David Falk, dated as of April 29, 1998 (incorporated by reference to Amendment No. 2 to Form S-1 (File No. 333-50079) filed with the Commission on May 19,
       1998).
10.10 Employment Agreement between SFX Entertainment, Inc. and Robert F.X. Sillerman, dated as of May 28, 1998 (incorporated by reference to Amendment No. 2 to Form S-1 (File No. 333-50079) filed with the Commission on May 19, 1998).
10.11 Employment Agreement between SFX Entertainment, Inc. and Michael G. Ferrel, dated as of May 28, 1998 (incorporated by reference to Amendment No. 2 to Form S-1 (File No. 333-50079) filed with the Commission on May 19, 1998).
10.12 Employment Agreement between SFX Entertainment, Inc. and Thomas P. Benson, dated as of May 28, 1998 (incorporated by reference to Amendment No. 2 to Form S-1 (File No. 333-50079) filed with the Commission on May 19, 1998).
10.13 Employment Agreement between SFX Entertainment, Inc. and Howard J. Tytel, dated as of May 28, 1998 (incorporated by reference to Amendment No. 2 to Form S-1 (File No. 333-50079) filed with the Commission on May 19, 1998).
10.14 Underwriting Agreement (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed with the Commission on June 3, 1998).

11.1   Statement Regarding Calculation of Per Share Earnings

27     Financial Data Schedule

(b) Reports on Form 8-K.

       On March 10, 1998, the Company filed a Report on Form 8-K pursuant to
Item 2 disclosing the consummation of its acquisitions of PACE Entertainment Corporation, BG Presents, Inc., The Contemporary Group, The Network Magazine Group, SJS Entertainment and Concert Southern Promotions. In addition, pursuant to Item 5, the Company disclosed its execution of a credit agreement with respect to a $300.0 million senior secured credit facility. The Form 8-K was amended on April 7, 1998, to include certain pro-forma financial information with respect to such acquisitions.

       On June 3, 1998, the Company filed a Report on Form 8-K pursuant to Item 5 in order to attach certain pro-forma financial information.

       On July 10, 1998, the Company filed a Report on Form 8-K pursuant to
Item 2 disclosing the consummation of its acquisition of Blackstone Entertainment LLC.

       On August 5, 1998, the Company filed a Report on Form 8-K pursuant to
Item 5 disclosing its entry into an agreement to acquire The Marquee Group, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SFX ENTERTAINMENT, INC.

Date: August 14, 1998                    By: /s/ Thomas P. Benson
                                         ------------------------
                                             Thomas P. Benson
                                             Chief Financial Officer and
                                             Vice President