Form 10-Q
period 1998-09-30
SFX ENTERTAINMENT INC
filed 1998-11-16
CIK 1051253

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1998

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

Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 11, 1998, the number of shares outstanding of the Registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, was 28,753,194 and 1,697,037, respectively.

                    SFX ENTERTAINMENT, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                                                              PAGE
                                                                                              ----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at September 30, 1998 (Unaudited) and
              December 31,1997.................................................................   3

           Consolidated Statements of Operations for the Three Months
             Ended September 30, 1998 and 1997 (Unaudited).....................................   4

           Consolidated Statements of Operations for the Nine Months
             Ended September 30, 1998 and 1997 (Unaudited).....................................   5

           Consolidated Statements of Shareholders' Equity for the Nine Months
             Ended September 30, 1998 and 1997 (Unaudited).....................................   6

           Consolidated Statements of Cash Flows for the Nine Months
             Ended September 30, 1998 and 1997 (Unaudited).....................................   7

           Notes to Consolidated Financial Statements (Unaudited)..............................   8

Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations............................................................  17


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings...................................................................  30

Item 2.    Changes in Securities and Use of Proceeds...........................................  30

Item 6.    Exhibits and Reports on Form 8-K....................................................  30


Item 1. Financial Statements
                    SFX ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                        September 30,    December 31,
                                                                                            1998             1997
                                                                                        -------------    ------------
ASSETS                                                                                   (Unaudited)
Current assets:
    Cash and cash equivalents                                                           $    65,589      $    5,979
    Accounts receivable                                                                      68,042           3,831
    Prepaid expenses                                                                         27,375               -
    Receivables from equity investees                                                           974               -
    Other current assets                                                                      3,747           1,410
                                                                                        -------------    ------------
Total current assets                                                                        165,727          11,220

Property and equipment, net                                                                 275,000          59,685
Deferred acquisition costs                                                                      551           6,213
Goodwill and other intangible assets, net                                                   904,929          60,306
Investment in and receivables from equity investees, less current portion                    22,406             937
Note receivable from related parties and employees                                           12,610               -
Other assets                                                                                 10,325           8,581
                                                                                        -------------    ------------
TOTAL ASSETS                                                                            $ 1,391,548      $  146,942
                                                                                        =============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
    Accounts payable and accrued expenses                                               $    66,202      $    2,715
    Deferred revenue                                                                         73,608           3,603
    Income taxes payable                                                                        480           1,707
    Due to SFX Broadcasting                                                                  26,250          11,539
    Current portion of long-term debt                                                         4,238             755
    Current portion of capital lease obligations                                                674             168
    Current portion of deferred purchase consideration                                        2,313           1,950
                                                                                        -------------    ------------
Total current liabilities                                                                   173,765          22,437

Long-term debt, less current portion                                                        714,884          14,929
Capital lease obligations, less current portion                                              12,248             326
Deferred purchase consideration, less current portion                                         8,117           4,289
Deferred income taxes                                                                        60,601           2,817
Other                                                                                         5,354               -
                                                                                        -------------    ------------
TOTAL LIABILITIES                                                                           974,969          44,798

Minority interest                                                                             3,868               -
Temporary equity - stock subject to redemption                                               16,500               -
Shareholders' equity:
   Preferred Stock, $.01 par value, 25,000,000 shares authorized, none
     issued and outstanding as of September 30, 1998 and December 31, 1997                        -               -
   Class A common stock, $.01 par value, 100,000,000 shares authorized,
      28,753,194 and 13,579,024 shares issued and outstanding as of
      September 30, 1998 and December 31, 1997, respectively                                    288             136
   Class B common stock, $.01 par value, 10,000,000 shares authorized,
      1,697,037 and 1,047,037 shares issued and outstanding as of
      September 30, 1998 and December 31, 1997, respectively                                     17              10
Additional paid in capital                                                                  431,617          98,184

Deferred compensation                                                                        (7,397)              -

Accumulated (deficit) earnings                                                              (28,314)          3,814
                                                                                        -------------    ------------
Total shareholders' equity                                                                  396,211         102,144
                                                                                        -------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $ 1,391,548      $  146,942
                                                                                        =============    ============

                             See accompanying notes.

                    SFX ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                             Three Months Ended September 30,
                                                             -------------------------------
                                                                  1998              1997
                                                             -------------      ------------
Revenue                                                      $   388,034        $   43,425

Operating expenses:
    Cost of revenue                                              331,857            35,569
    Depreciation and amortization, including $1,014 of
        integration costs in 1998                                 21,207             2,345
    Corporate expenses, net of Triathlon fees                      2,510               259
    Non-cash charges                                                 843                 -
                                                             -------------      ------------
                                                                 356,417            38,173
                                                             -------------      ------------
Income from operations                                            31,617             5,252

Income from equity investments                                    (2,139)           (1,344)
Interest expense                                                  13,488               378
Investment income                                                   (967)              (95)
Minority interest                                                    916                 -
                                                             -------------      ------------
Income before provision for income taxes                          20,319             6,313

Provision for income taxes                                         1,983             2,952
                                                             -------------      ------------
Net income                                                        18,336             3,361

Accretion on stock subject to redemption                            (825)                -
                                                             -------------      ------------

Net income applicable to common shares                       $    17,511        $    3,361
                                                             =============      ============

Basic Earnings per common share                              $      0.58        $     0.23
                                                             =============      ============

Dilutive earnings per common share                           $      0.57        $     0.23
                                                             =============      ============

Weighted average basic common shares outstanding              30,420,883        14,626,061

Weighted average dilutive common shares outstanding           30,881,777        14,626,061



                             See accompanying notes.

                    SFX ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                              Nine Months Ended September 30,
                                                          -----------------------------------
                                                              1998                  1997
                                                          ------------          ------------
Revenue                                                   $   680,376           $   74,396

Operating expenses:
    Cost of revenue                                           602,538               63,045
    Depreciation and amortization, including $1,264 of
         integration costs in 1998                             40,381                4,041
    Corporate expenses, net of Triathlon fees                   5,839                1,307
    Non-cash charges                                           32,895                    -
                                                          ------------          ------------
                                                              681,653               68,393
                                                          ------------          ------------
Income (loss) from operations                                  (1,277)               6,003

Income from equity investments                                 (3,964)              (1,344)
Interest expense                                               31,709                  956
Investment income                                              (3,466)                (213)
Minority interest                                               1,314                    -
                                                          ------------          ------------
Income (loss) before provision for income taxes               (26,870)               6,604

Provision for income taxes                                      3,333                2,952
                                                          ------------          ------------
Net income (loss)                                             (30,203)               3,652

Accretion on stock subject to redemption                       (1,925)                   -
                                                          ------------          ------------

Net income (loss) applicable to common shares             $   (32,128)          $    3,652
                                                          ============          ============

Basic and dilutive net income (loss) per share            $     (1.38)          $     0.25
                                                          ============          ============

Weighted average basic and dilutive common                 23,262,122           14,382,778
shares outstanding


                             See accompanying notes.

                    SFX ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                       Nine Months Ended September 30,
                                                                                      ---------------------------------
                                                                                          1998                 1997
                                                                                      ------------         ------------
Balances at January 1,                                                                $    102,144         $        -

 Net assets contributed by SFX Broadcasting                                                      -             97,726

Liabilities in excess of assets of SFX Broadcasting, Inc. assumed in the
    Spin-Off, principally federal income taxes of $105.0 million                          (129,237)                 -

Sale of 8,050,000 Shares of Class A Common Stock                                           329,004                  -

Issuance of 5,837,874 shares of  Class A Common Stock
for acquisitions                                                                            97,466                  -

Issuance of 190,000 shares of Class A Common Stock pursuant to
employment agreements                                                                        8,511                  -

Issuance of 650,000 shares of Class B Common Stock pursuant to
employment agreements                                                                       18,526                  -

Net income (loss)                                                                          (30,203)             3,652

                                                                                      ------------         ------------
Balances at September 30                                                              $    396,211         $  101,378
                                                                                      ============         ============





                             See accompanying notes.

                    SFX ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                Nine Months Ended September 30,
                                                                                -------------------------------
                                                                                    1998             1997
                                                                                ------------    --------------
Operating activities:
Net (loss) income                                                               $  (30,203)     $    3,652
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
    Depreciation and amortization, including $1,264 of integration costs            40,381           4,041
    Pretax income of equity investees, net of distributions  received                1,030             458
    Non-cash charges                                                                32,895               -
    Minority interest                                                                1,314               -
Changes in operating assets and liabilities, net of amounts acquired:
       Accounts receivable                                                          (9,620)         (1,019)
       Prepaid expenses                                                             (6,296)         (2,419)
        Other current assets                                                        (1,744)              -
       Other assets                                                                 (3,191)           (275)
       Receivable from related parties and employees                                (2,162)              -
       Accounts  payable and accrued expenses                                       (14,475)         2,641
       Accrued interest and dividends                                                 7,595              -
       Deferred revenue                                                               6,783         (6,290)
                                                                                --------------  --------------
Net cash provided by operating activities                                            22,307           789
                                                                                --------------  --------------
Investing activities:
  Purchases of businesses, net of cash acquired                                    (807,135)      (69,645)
  Deposits and other payments for pending acquisitions                                 (551)            -
  Purchases of property and equipment                                               (44,554)       (2,352)
                                                                                --------------  --------------
Net cash used in investing activities                                              (852,240)      (71,997)
                                                                                --------------  --------------

Financing activities:
   Capital contributed by SFX Broadcasting                                                -        78,855
   Proceeds  from issuance of senior subordinated debt and borrowings
      under the credit agreement                                                    723,500             -
   Proceeds from sale of common stock                                               330,683             -
   Repayment of debt and capital lease obligation                                   (33,049)         (553)
   Payments made to SFX Broadcasting pursuant to the Spin-Off                      (113,876)            -
   Other, principally debt issuance costs                                           (17,715)            -
                                                                                --------------  --------------
Net cash provided by financing activities                                           889,543        78,302
                                                                                --------------  --------------

Net increase in cash and cash equivalents                                            59,610         7,094
Cash and cash equivalents at beginning of period                                      5,979             -
                                                                                ==============  ==============
Cash and cash equivalents at end of period                                      $    65,589     $   7,094
                                                                                ==============  ==============
Supplemental disclosure of cash flow information:
Cash paid for interest                                                          $    22,807     $     897
                                                                                ==============  ==============
Cash paid for income taxes                                                      $    17,217     $       -
                                                                                ==============  ==============



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

The Company owns and/or operates the largest network of venues in the country used principally for music concerts and other live entertainment events. Upon completion of all pending acquisitions, it will have 68 venues either directly owned or operated under lease or exclusive arrangements, including 13 amphitheaters in 9 of the top 10 markets. The Company also develops and manages touring Broadway shows, selling subscriptions series in 38 of the markets that maintain active touring schedules with approximately 240,000 subscribers last year. Through its large number of venues and the long operating histories of the businesses it has acquired, SFX operates an integrated franchise that promotes and produces a broad variety of live entertainment events locally, regionally and nationally. Pro forma for all completed acquisitions, during 1997, approximately 30 million people attended 11,300 events promoted and/or produced by SFX, including approximately 5,400 music concerts, 5,600 theatrical shows and over 200 specialized motor sports events.

SFX was formed as a wholly-owned subsidiary of SFX Broadcasting, Inc. in December 1997 and as the parent company of SFX Concerts, Inc ("Concerts"). Concerts was formed in January 1997 to acquire and hold SFX Broadcasting's live entertainment operations. The Company had no substantive operations until its acquisition of Delsener/Slater Enterprises, Ltd. and affiliated companies ("Delsener/Slater") in January 1997.

In August 1997, SFX Broadcasting agreed to the merger (the "Broadcasting Merger Agreement") among SBI Holdings, Inc. (the "Buyer"), SBI Radio Acquisition Corporation, a wholly owned subsidiary of the Buyer, and SFX Broadcasting (the "Broadcasting Merger") and to the spin-off of the Company to the shareholders of SFX Broadcasting (the "Spin-Off"). The Spin-Off was completed on April 27, 1998 and the Broadcasting Merger was completed on May 29, 1998.

Information with respect to the three and nine months ended September 30, 1998 and 1997 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company, for the periods presented.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information," which establishes new standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 31, 1997, and therefore the Company will adopt the new requirements in 1998. Management has completed its review of SFAS 131 and as such has preliminarily determined that its reportable segments will be music, theatrical, sports and other.

The Company's operations and revenues are largely seasonal in nature, with generally higher revenue generated in the second and third quarters of the year. The Company's outdoor venues are primarily utilized in the summer months and do not generate substantial revenue in the late fall, winter and early spring. Similarly, the musical concerts that the Company promotes largely occur in the second and third quarters. To the extent that the Company's entertainment marketing and consulting relate to musical concerts, they also predominantly generate revenues in the second and third quarters. However, this seasonality is somewhat offset by typically non-summer seasonal businesses such as touring Broadway Shows (which typically tour between September and May) and motor sports (which produces revenue predominantly in the first quarter).

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

1998 Acquisitions

   Westbury

On January 8, 1998, the Company acquired certain companies which hold a long-term lease for Westbury Music Fair, located in Westbury, New York, (the "Westbury Acquisition") for an aggregate consideration of approximately $3.0 million in cash and 75,019 shares of the Company's Class A Common Stock. During the period between the closing and January 8, 2000, the Company has the right to repurchase all of such shares for an aggregate consideration of $2.0 million and the seller has the right to require the Company to purchase all of such shares for an aggregate consideration of $750,000.

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

   PACE

On February 25, 1998, the Company acquired all of the outstanding capital stock of PACE Entertainment Corporation ("PACE"), a diversified producer and promoter of live entertainment in the United States (the "PACE Acquisition"), for total consideration of approximately $150.1 million (including issuance upon the Spin-Off of 1,500,000 shares of the Company's Class A Common Stock valued by the parties at $20.0 million and assumption of approximately $20.6 million of debt). In related transactions, the Company acquired, for total consideration of $90.6 million comprised of $41.4 million in cash, the repayment of approximately $43.1 million of debt and the assumption of approximately $6.1 million of debt related to a capital lease, the 66 2/3% ownership interests of Blockbuster Entertainment Corporation and Sony Music Entertainment, Inc. in Amphitheater Entertainment Partnership, a partner of PACE in the Pavilion Partners venue partnership. As a result, the Company owns 100% of Pavilion Partners.

The PACE Acquisition agreement further provides that each seller of PACE shall have an option, exercisable during a period beginning on the fifth anniversary of the closing of the PACE Acquisition and ending 90 days thereafter, to require the Company to purchase up to one-third of the PACE consideration stock received by such PACE seller for a cash purchase price of $33.00 per share. With certain limited exceptions, these option rights are not assignable by the PACE sellers. The stock, which is subject to redemption, has been recorded as temporary equity on the accompanying consolidated balance sheet and is being accreted over a five-year period.

Under the terms of an employment agreement entered into by the Company with an officer of PACE, the officer will have the right, two years from the date of the acquisition, to purchase PACE's motor sports division at fair value. If the motor sports division has been sold by the Company, the officer would be entitled to purchase PACE's theatrical division for its fair value.

In addition, on March 25, 1998, PACE paid $4.0 million to acquire a 67% interest in certain assets and liabilities of USA Motor Sports, a producer and promoter of motor sports events. The remaining 33% interest is owned by the Contemporary Group.

   Contemporary

On February 27, 1998, the Company acquired the Contemporary Group ("Contemporary"), a fully-integrated live entertainment and special event promoter and producer, venue owner and operator and consumer marketer, for total consideration of approximately $101.4 million comprised of $72.8 million in cash, a payment for working capital of approximately $9.9 million and the issuance of preferred stock of the Company valued by the parties at $18.7 million which, upon the Spin-Off, was converted into 1,402,850 shares of Class A Common Stock of the Company (the "Contemporary Acquisition"). The Contemporary Acquisition involved the merger of Contemporary International Productions Corporation with and into the Company, the acquisition by a wholly owned subsidiary of the Company of substantially all of the assets, excluding certain cash and receivables, of the remaining members of Contemporary and the acquisition by Contemporary of the 50% interest in the Riverport Amphitheater Joint Venture not owned by Contemporary. If any of the Contemporary sellers owns any shares of the Company's Class A Common Stock received in the Contemporary Acquisition on the second anniversary of the closing date and the average trading price of such stock over the 20-day period ending on such anniversary date is less than $13.33 per share, then the Company will make a one-time cash payment to each individual holding such shares that is equal to the product of
(i) the quotient of the difference between (A) the actual average trading price per share over such 20-day period and (B) $13.33 divided by two, multiplied by
(ii) the number of shares of Class A Common Stock of the Company's received by such individual in the Contemporary Acquisition and owned as of such anniversary date. In May 1998 the Company placed 140,000 of the shares issued in connection with the Contemporary Acquisition into an escrow account. The Company may, at its sole discretion, cancel such shares at any time.

   Network

On February 27, 1998, the Company acquired the Network Magazine Group ("Network Magazine"), a publisher of trade magazines for the radio broadcasting industry, and SJS Entertainment Corporation ("SJS"), an independent creator, producer and distributor of music-related radio programming, services and research which it exchanges with radio broadcasters for commercial air-time which, in turn, is sold to national network advertisers (the "Network Acquisition"), for total consideration of approximately $66.8 million comprised of $52.0 million in cash, a payment for working capital of approximately $1.8 million, reimbursed sellers costs of $500,000, the purchase of an office building and property for $2.5 million and the issuance upon the Spin-Off of approximately 750,000 shares of Class A Common Stock of the Company valued by the parties at $10.0 million. The $2.5 million purchase of the office building and property is comprised of cash of approximately $700,000 and the assumption of debt of approximately $1.8 million. The Company is also obligated to pay the sellers an additional payment in Class A Common Stock or, at the Company's option, cash based on future operating results, as defined, generated on a combined basis by Network Magazine and SJS in 1998, up to a maximum of $14.0 million. In the Network Acquisition, the Company, through a wholly owned subsidiary, acquired all of the outstanding capital stock of each of The Album Network, Inc. and SJS Entertainment Corporation and purchased substantially all of the assets and properties and assumed substantially all of the liabilities and obligations of The Network 40, Inc.

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

   Oakdale

On June 3, 1998, the Company acquired certain assets of Oakdale Concerts, LLC and Oakdale Development Limited Partnership (collectively, "Oakdale"), a promoter and producer of concerts in Connecticut and the owner of the 4,800 seat Oakdale Music Theater, for a purchase price of $9.4 million in cash and the assumption of $2.5 million in liabilities (the "Oakdale Acquisition"). The Company also made a non-recourse loan to the Oakdale sellers in the amount of $11.4 million. In addition, pursuant the Oakdale Agreement, if the future operating results (as defined in the Oakdale Agreement) of the Oakdale Theater and the Meadows exceeds $5.5 million in 1999, the Company will be obligated to pay between 5.0 to 5.8 times the amount of such excess to the Oakdale sellers.

    FAME

On June 4, 1998, the Company acquired Falk Associates Management Enterprises, Inc. and Financial Advisory Management Enterprises, Inc. (collectively, "FAME"), a full-service marketing and management company which specializes in the representation of team sports athletes, primarily in professional basketball. The aggregate purchase price for FAME was approximately $82.2 million in cash (including approximately $7.9 million which the Company paid in connection with certain taxes incurred by FAME and the FAME sellers and excluding $4.7 million of taxes paid on behalf of the sellers which will be refunded to the Company in
1999) and 1.0 million shares of Class A Common Stock, valued at approximately $36.0 million (the "FAME Acquisition"). The agreement also provides for payments by the Company to the FAME sellers of additional amounts up to an aggregate of $15.0 million in equal annual installments over 5 years contingent on the achievement of certain operating performance targets. The agreement also provides for additional payments by the Company if FAME's operating performance exceed the targets by certain amounts.

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

   Magicworks

On September 11, 1998, the Company purchased all of the outstanding shares of common stock of Magicworks Entertainment Incorporated ("Magicworks"), a producer and promoter of theatrical shows, musical concerts, ice skating shows and other live entertainment events. The total consideration was $118.9 million in cash, including approximately $3.2 million in fees and expenses and the repayment of $2.4 million in convertible notes which the Company is required to repay upon presentation for conversion into Magicworks stock (the "Magicworks Acquisition"). The acquisition was consummated by means of a tender offer (in which approximately 98.7% of Magicworks shares were purchased) followed by a merger (in which the remaining shares were converted into cash consideration).

   Other Acquisitions

During the third quarter of 1998, the Company completed the acquisition of seven companies in the theatrical and music segments, principally in the areas of programming, touring and merchandising (collectively the "Other Acquisitions"). The aggregate purchase price was $104.7 million in cash, approximately $10.0 million in stock (300,000 shares of the Company's Class A Common Stock) and $10.0 million of deferred payments. In addition, the Company is required to make a loan to certain sellers in an amount equal to taxes incurred by the sellers in connection with one of the transactions. The Company expects that the amount of the loan will be approximately $750,000.

The Westbury Acquisition, the BGP Acquisition, the PACE Acquisition, the Contemporary Acquisition, the Network Acquisition, the Concert/Southern Acquisition, the Avalon Acquisition, the Oakdale Acquisition, the FAME Acquisition, the Don Law Acquisition, the Magicworks Acquisition and the Other Acquisitions are collectively referred to herein as the "1998 Acquisitions." The 1998 Acquisitions were accounted for under the purchase method of accounting and funded with the proceeds of the Note Offering, the Equity Offering, the Credit Agreement (each as defined herein) and available cash. The purchase prices of the 1998 Acquisitions have been preliminarily allocated to the assets acquired and liabilities assumed and are subject to change.

Operating results for the 1997 Acquisitions and the 1998 Acquisitions are included herein from their respective acquisition dates. Operating results associated with the assets and liabilities contributed by SFX Broadcasting are also included herein. Prior to the Spin-Off, SFX Broadcasting provided various administrative services to the Company. SFX Broadcasting allocated these expenses on the basis of direct usage. In the opinion of management, this method of allocation was reasonable and allocated expenses approximated what the Company would have incurred on a stand-alone basis. Intercompany transactions and balances have been eliminated in consolidation.

The following pro forma summary represents the consolidated results for the nine months ended September 30, 1998 and the year ended December 31, 1997 as if the 1997 Acquisitions and the 1998 Acquisitions had occurred at January 1, 1997, after giving effect to certain adjustments, including amortization of intangible assets and interest expense on the acquisition debt. These pro forma results have been included for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or of results which may occur in the future (in thousands).

                                                    PRO FORMA
                                       Nine Months Ended         Year Ended
                                       September 30, 1998      December 31, 1997
                                       ------------------      -----------------
   Revenues                            $   925,531             $   833,582
   Net loss                            $   (19,659)            $   (42,559)
   Loss applicable to common shares    $     (0.65)            $     (1.40)

3. FINANCING

    Note Offering and Guarantees by Subsidiaries

On February 11, 1998, the Company completed an offering of $350.0 million 9 1/8% Senior Subordinated Notes (the "Notes" and "Note Offering") due 2008. Interest is payable on the Notes on February 1 and August 1 of each year. On July 15, 1998, the Company consummated the exchange of substantially identical publicly registered notes (the "Exchange Notes") for all outstanding Notes. All Notes were tendered for exchange and were cancelled upon the issuance of the same principal amount of Exchange Notes.

The Company is a holding company that has no operating assets or operations of its own. Substantially all of the Company's subsidiaries are wholly owned and have jointly and severally guaranteed the Company's indebtedness represented by the Exchange Notes (the "Guarantors"). Certain subsidiaries which are not wholly owned (the "Non-Guarantor Subsidiaries"), do not guarantee such indebtedness.

Full financial statements of the Guarantors and Non-Guarantor Subsidiaries have not been included because, pursuant to their respective guarantees, the Guarantors are jointly and severally liable with respect to the Exchange Notes and management believes that the Non-Guarantor Subsidiaries are not material to the Company on a consolidated basis. Accordingly, the Company does not believe that the information contained in separate full financial statements of the Guarantors or Non-Guarantor Subsidiaries would be material to investors. The following are summarized unaudited statements setting forth certain financial information concerning the Guarantors and Non-Guarantor Subsidiaries as of and for the nine months ended September 30, 1998 (in thousands).


                                                       SFX                                                                 SFX
                                                    Entertainment                  Non-Guarantor                      Entertainment
                                                        Inc.         Guarantors    Subsidiaries     Eliminations      Consolidated
                                                 -----------------------------------------------------------------------------------
      Current assets                             $       8,910      $  148,522       $   8,295     $         -       $     165,727
      Property and equipment, net                        8,905         256,182           9,913               -             275,000
      Goodwill and other intangible assets, net         29,972         853,660          21,297               -             904,929
      Investment in subsidiaries                     1,111,914          22,406               -      (1,111,914)             22,406
      Other assets                                       3,648          16,768           3,070               -              23,486
                                                 -----------------------------------------------------------------------------------
         Total assets                            $   1,163,349      $1,297,538       $  42,575     $(1,111,914)      $   1,391,548
                                                 ===================================================================================

      Current liabilities                        $      42,455      $  127,678       $   3,632     $         -       $     173,765
      Long-term debt, less current portion             697,753          29,379          12,767         (12,767)            727,132
      Other liabilities                                 10,430          63,179             463               -              74,072
      Minority interest                                      -           2,579           1,289               -               3,868
      Temporary equity                                  16,500               -               -               -              16,500
      Shareholders' equity                             396,211       1,074,723          24,424      (1,099,147)            396,211
                                                 -----------------------------------------------------------------------------------
         Total liabilities and shareholders'
             Equity                              $   1,163,349      $1,297,538       $  42,575     $(1,111,914)      $   1,391,548
                                                 ===================================================================================

      Revenue                                    $           -      $  659,858       $  20,518     $         -       $     680,376
      Operating expenses                                48,047         615,916          17,690               -             681,653
      Interest expense, net                             27,669             591             507            (524)             28,243
      Minority interest                                      -             392             922               -               1,314
      Income from equity investments                         -          (3,964)              -               -              (3,964)
      Provision for income taxes                             -           3,333               -               -               3,333
                                                 -----------------------------------------------------------------------------------
      Net (loss) income                          $     (75,716)     $   43,590       $   1,399     $       524       $     (30,203)
                                                 ===================================================================================

      Cash flow from operations                  $     (45,994)     $   70,023       $  (1,722)    $         -       $      22,307
      Cash flow used in investing activities          (844,051)         (7,816)           (373)              -            (852,240)
      Cash flow from financing activities              891,252          (1,704)             (5)              -             889,543
      Cash at the beginning of the period                    -           2,916           3,063               -               5,979
      Cash at the end of the period              $       1,207      $   63,419       $     963     $         -       $      65,589

The following are summarized unaudited statements setting forth certain financial information concerning the Guarantors and Non-Guarantor Subsidiaries as of and for the three months ended September 30, 1998 (in thousands).

                                                       SFX                                                                 SFX
                                                    Entertainment                  Non-Guarantor                      Entertainment
                                                        Inc.         Guarantors    Subsidiaries     Eliminations      Consolidated
                                                 -----------------------------------------------------------------------------------

      Revenue                                    $           -     $   372,039       $  15,995     $         -       $     388,034
      Operating expenses                                 7,745         335,722          12,950               -             356,417
      Interest expense, net                             12,361             119             208            (167)             12,521
      Minority interest                                      -              (7)            923               -                 916
      Income from equity investments                         -          (2,139)              -               -              (2,139)
      Provision for income taxes                             -          1 ,983               -               -               1,983
                                                 -----------------------------------------------------------------------------------
      Net (loss) income                          $     (20,106)    $    36,361       $   1,914     $       167       $      18,336
                                                 ===================================================================================


   Credit Agreement

On February 26, 1998, the Company executed a Credit and Guarantee Agreement (the "Credit Agreement" or "Credit Facility") which established a $300.0 million senior secured credit facility comprised of (i) a $150.0 million eight-year term loan (the "Term Loan") and (ii) a $150.0 million seven-year reducing revolving credit facility (the "Revolver"). In addition, in September 1998, the Company received an increase in its borrowing availability under the Revolver by $50.0 million, which increased the Company's availability under the Credit Agreement to $350.0 million. Loans outstanding under the Credit Facility bear interest, at the Company's option, at 1.875 to 2.375 percentage points over LIBOR or the greater of the Federal Funds rate plus 0.50% or the Bank of New York's prime rate. The interest rate spreads on the Term Loan and the Revolver are adjusted based on the Company's Total Leverage Ratio (as defined in the Credit Agreement). The Company pays a per annum commitment fee on unused availability under the Revolver of 0.50% to the extent that the Company's Leverage Ratio is greater than or equal to 4.0 to 1.0, and 0.375% if such ratio is less than 4.0 to 1.0 and a per annum letter of credit fee equal to the Applicable LIBOR Margin

(as defined in the Credit Agreement) for the Revolver then in effect. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company, including a pledge of the outstanding stock of substantially all of its subsidiaries and guaranteed by all of the Company's subsidiaries. As of November 13, 1998, the Company had borrowed $346.0 million under the Credit Agreement to consummate certain of the 1998 Acquisitions.

In addition, the Company has received a commitment letter from its lenders to replace its existing credit facility with a new $600.0 million credit facility. The new facility is subject to the execution of a definitive agreement and will differ from the current credit facility in several respects including applicable financial ratios, interest rate margins and term of repayment. The Company and its lenders are presently reviewing the pending commitment in light of recent developments in the credit markets. The Company may renegotiate the existing commitment, which renegotiations may significantly alter the principal terms, or the Company may consider alternative forms of debt financing. If a new credit facility is consummated and the terms of the agreement are substantially different than the terms of the existing credit facility, the Company may be required to write off the remaining deferred financing costs related to the current credit facility in the form of an extraordinary loss.

   Equity Offering

On May 27, 1998, the Company consummated an offering of 8,050,000 shares of Class A Common Stock at an offering price of $43.25 per share (the "Equity Offering"). The proceeds received by the Company, after deducting the underwriting discount and offering expenses, were approximately $329.0 million. The proceeds were used to (i) repay certain indebtedness and consummate certain of the 1998 Acquisitions and (ii) pay $93.7 million of the tax indemnification obligation related to the Spin-Off (see Note 6).

4. CAPITAL STOCK

 .
In order to facilitate the Spin-Off, the Company revised its capital structure to increase its authorized capital stock and to effect a stock split. The authorized capital stock of the Company consists of 110,000,000 shares of Common Stock (comprised of 100,000,000 shares of Class A Common Stock and 10,000,000 shares of Class B Common Stock), and 25,000,000 shares of preferred stock, par value $.01 per share.

In the Spin-Off, (a) 13,579,024 shares of Class A Common Stock were distributed to holders on the Spin-Off record date of SFX Broadcasting's Class A Common Stock, Series D preferred stock and interests in SFX Broadcasting's director deferred stock ownership plan, including 609,856 shares of Class A Common Stock issued upon the exercise of certain warrants of SFX Broadcasting and (b) 1,047,037 shares of Class B Common Stock were distributed to holders on the Spin-Off record date of SFX Broadcasting Class B Common Stock. The financial statements have been retroactively adjusted to reflect this transaction.

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

During January 1998, the Board of Directors and SFX Broadcasting, as sole stockholder, approved and adopted a stock option and restricted stock plan providing for the issuance of restricted shares of the Company's Class A Common Stock and options to purchase shares of the Company's Class A Common Stock totaling up to 2,000,000 shares. In January 1998, the Company granted options exercisable for an aggregate of 345,000 shares of the Company's Class A Common Stock at an exercise price of $5.50 which will vest over three years and 7,500 shares of the Company's Class A Common Stock at an exercise price of $5.50 which vests over one year. The Company will record non-cash compensation charges over the three-year vesting period of approximately $3.3 million annually. Between April and August 1998, the Company granted options exercisable for an aggregate of 1,629,666 shares of Class A Common Stock at exercise prices ranging from $29.125 to $45.875.

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

5.  NON-CASH CHARGES

Non-cash charges recorded in the second and third quarters of 1998 of $32.9 million consisted of (a) $23.9 million of compensation related to the sale of 650,000 shares of Class B Common Stock and 190,000 shares of Class A Common Stock at a purchase price of $2.00 per share to certain executive officers pursuant to employment agreements, (b) $7.5 million associated with the issuance of 247,177 shares of Class A Common Stock to Mr. Robert F.X. Sillerman, Executive Chairman of the Company, in connection with the repurchase of shares of SFX Broadcasting issued to the sellers of the Meadows and (c) $1.5 million related to the issuance of stock options to certain executive officers pursuant to employment agreements exercisable for an aggregate of 352,500 shares of Class A Common Stock.

In addition, a $2.7 million write down of the remaining balance of the deferred expense relating to the Triathlon Broadcasting Company ("Triathlon") agreement was recorded in the second quarter of 1998 as a result of Triathlon's recent agreement to be acquired by a third party. If a third party acquires Triathlon, the consulting fee agreement would be terminated. The write down was recorded as a charge to amortization expense.

6. SPIN-OFF

Pursuant to the terms of the Spin-Off, SFX Broadcasting contributed to the Company all of the assets relating to its live entertainment businesses and the Company assumed all of SFX Broadcasting's liabilities pertaining to the live entertainment businesses, as well as certain other liabilities including the obligation to make change of control payments to certain employees of SFX Broadcasting of approximately $5.0 million, as well as the obligation to indemnify one-half of certain of these employees' excise tax. At the time of the Broadcasting Merger, the Company preliminarily received $2.0 million of net Working Capital (as defined in the Broadcasting Merger Agreement). Any additional payments which may be payable upon the final determination of the Working Capital will be reflected as an increase or decrease, as the case may be, to equity.

In connection with the Spin-Off, the Company entered into a tax sharing agreement with SFX Broadcasting. Pursuant to the tax sharing agreement, as amended, the Company is responsible for certain taxes incurred by SFX Broadcasting, including income taxes imposed with respect to income generated by the Company for periods prior to the Spin-Off and taxes resulting from gain recognized by SFX Broadcasting in the Spin-Off. The Company believes that the amount of taxes it will be required to pay in connection with the Spin-Off will be approximately $120.0 million, of which $93.7 million was paid on or before September 30, 1998. The remaining $26.3 million portion of the tax indemnity payment is payable on December 31, 1998. Management's estimates of the amount of the indemnity payment are based on assumptions which management believes are reasonable. However, upon the completion of all final tax returns, including any potential tax audits, such assumptions could be modified in a manner that would result in a significant variance in the actual amount of the tax indemnity.

7.     DILUTIVE EARNINGS PER SHARE

A reconciliation of the number of shares used for calculating basic earnings per common share and diluted earnings per common share for the three months ended September 30, 1998 follows:

     Average number of common shares outstanding              30,420,883
     Effect of stock options                                     460,894
                                                             -----------
                                                              30,881,777
                                                             ===========

Options to purchase 1,117,666 shares of common stock at prices ranging from $43.25 to $45.88 were outstanding at September 30, 1998, but were not included in the computation of diluted earnings per common share because the options' exercise price was greater than the average market price of the Company's common stock during the three months ended September 30, 1998. In addition, diluted earnings per share was not adjusted for the impact of common stock issued to the PACE sellers, which is subject to redemption by the Company, because to do so would have been antidilutive.

Outstanding stock options at September 30, 1998 had no dilutive effect on basic earnings per share during the nine months ended September 30, 1998 due to the Company's net loss position. The Company did not have any dilutive securities outstanding during the nine-months and three-months ended September 30, 1997.

8. COMMITMENTS AND CONTINGENCIES

Pursuant to a real estate purchase agreement with the sellers of Oakdale, the Company has agreed to purchase the land, building and improvements of the Oakdale Theater at the end of the Company's fifteen-year lease of the premises in June 2013 for $15.4 million. In June 1998, the Company extended an $11.4 million note receivable to the sellers which is secured by the property.

While the Company is involved in several law suits and claims arising in the ordinary course of business, the Company is not currently a party to any legal proceeding that the Company believes would have a material adverse effect on its business, financial position or results of operations.

9. SUBSEQUENT EVENTS

Pending Acquisitions

   Marquee

The Company has entered into an agreement and plan of merger (the "Marquee Merger Agreement"), dated as of July 23, 1998, as amended, with The Marquee Group, Inc. ("Marquee"), pursuant to which Marquee will become a wholly-owned subsidiary of the Company. Pursuant to the Marquee Merger Agreement, at the effective time of the merger, each outstanding share of common stock of Marquee will be converted into the right to receive shares of the Company's Class A Common Stock based on the exchange ratio, calculated as follows: (i) if the Company's stock price (the average of the last reported sale for the fifteen consecutive trading days ending on the fifth trading day prior to the effective time of the merger) is $42.75 or less, then the exchange ratio will equal 0.1111; and (ii) if the Company's stock price is greater than $42.75, then the exchange ratio will equal the quotient obtained by dividing $4.75 by the Company's stock price. Marquee is a publicly traded company that provides integrated event management, television production, marketing and consulting services in the sports, news and entertainment industries. The Company expects to incur approximately $6.0 million in fees and expenses related to the transaction.

   Cellar Door

On August 13, 1998, the Company and the beneficial owner of all of the outstanding equity interests of the entities comprising the Cellar Door Group of Companies (collectively, "Cellar Door") entered into a letter of intent with respect to the Company's acquisition of all of the outstanding capital stock of Cellar Door (the "Cellar Door Acquisition"). Pursuant to the letter of intent, the aggregate purchase price for Cellar Door will be $70.0 million in cash payable at closing, Class A Common Stock with a value of $20.0 million (based upon the average closing price of the Class A Common Stock for the twenty business day period ending on the business day prior to the closing) and $8.5 million payable in five equal annual installments beginning on the first anniversary of the closing date. In addition, the Company will issue to the seller options to purchase 100,000 shares of the Company's Class A Common Stock. The closing will be subject to customary closing conditions, including the entry into a definitive acquisition agreement and obtaining the required approval under the HSR Act (as defined herein). If the Company is unable to complete the Cellar Door Acquisition, it may be required to pay the seller $10.0 million as liquidated damages. Cellar Door is a leading promoter and producer of live entertainment events. The Company expects to incur approximately $1.5 million in fees and expenses related to the transaction.

The Marquee merger and the Cellar Door Acquisition are collectively referred to herein as the "Pending Acquisitions." The Company expects to complete the Pending Acquisitions during the first quarter of 1999. However, the timing and completion of the Pending Acquisitions are subject to a number of conditions, including the approval of the stockholders of Marquee, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 for the Cellar Door Acquisition, and the receipt of all applicable consents from third parties and regulatory agencies. Certain of these conditions are beyond the Company's control and there can be no assurance that each of the Pending Acquisitions will be consummated during the first quarter of 1999, on the terms described herein, or at all. In connection with the HSR Act filing for the Marquee merger, the Company received notice of a preliminary inquiry from the Antitrust Division of the U.S. Department of Justice relating to the Cellar Door Acquisition and seeking information on the overall scope of the Company's operations. The Company intends to cooperate with the Department of Justice inquiry. While the Company believes that the Cellar Door Acquisition, along with the Company's overall business and plan of acquisitions, are in compliance with applicable antitrust laws, there can be no assurance that the results of such inquiry will not have a material adverse impact on the Company's ability to consummate the Cellar Door Acquisition or its business, results of operations and financial conditions.

   Stock Incentive Plan

Following a recommendation of the Company's compensation committee, the Company has, subject to stockholder approval, adopted a new incentive stock option plan covering options to acquire up to three million shares of the Company's Class A Common Stock. The plan will be designed to broaden the equity ownership of the Company's employees at all levels. The Company anticipates that the proposed stock plan will be submitted to a vote of the stockholders at the Company's first annual meeting scheduled to be held in the spring of 1999.

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

The Company owns and/or operates the largest network of venues in the country used principally for music concerts and other live entertainment events. Upon completion of all pending acquisitions, it will have 68 venues either directly owned or operated under lease or exclusive arrangements, including 13 amphitheaters in 9 of the top 10 markets. The Company also develops and manages touring Broadway shows, selling subscriptions series in 38 of the markets that maintain active touring schedules with approximately 240,000 subscribers last year. Through its large number of venues and the long operating histories of the businesses it has acquired, SFX operates an integrated franchise that promotes and produces a broad variety of live entertainment events locally, regionally and nationally. Pro forma for all completed acquisitions, during 1997, approximately 30 million people attended 11,300 events promoted and/or produced by SFX, including approximately 5,400 music concerts, 5,600 theatrical shows and over 200 specialized motor sports events.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences include, but are not limited to, risks and uncertainties relating to the Company's absence of a combined operating history, its potential inability to integrate its acquisitions and other risks related to the recent acquisitions, the Company's substantial leverage, control of the motor sports and theatrical businesses, future acquisitions, inability to obtain future financing, inability to successfully implement operating strategies (including the achievement of cost savings), the Company's expansion strategy, its control of venues, control by management, dependence on key personnel, potential conflicts of interest, indemnification agreements, seasonality, competition, regulatory matters, environmental matters, economic conditions and consumer tastes and availability of artists and events. For a more detailed discussion of these and other risk and uncertainties, readers should see the Company's latest annual report and other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

The Company's core business is the promotion and production of live entertainment events, most significantly for concert and other music performances in venues owned and/or operated by the Company and in third-party venues. In connection with all of its live entertainment events, the Company seeks to maximize related revenue streams, including the sale of corporate sponsorships, the sale of concessions and the merchandising of a broad range of products. On a pro forma basis for the 1998 Acquisitions (as defined herein), the Company's music businesses, including venue operations, comprised approximately 62% of net revenues, theater comprised approximately 23% of net revenues, sports, including representation of professional athletes and specialized motor sports, comprised approximately 6% of net revenues and other operations comprised approximately 9% of net revenues for the twelve months ended September 30, 1998.

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

THE SPIN-OFF

On April 27, 1998, the Company was spun-off (the "Spin-Off") from its former parent, SFX Broadcasting, a company primarily engaged in the radio broadcasting business. In connection with the Spin-Off, the Company and SFX Broadcasting entered into a distribution agreement (the "Distribution Agreement"), a tax sharing agreement (the "Tax Sharing Agreement") and an Employee Benefits Agreement (the "Employee Benefits Agreement"), each of which provides for certain indemnification obligations by the Company.

FINANCINGS

   Note Offering

On February 11, 1998, the Company completed an offering of $350.0 million 9 1/8% Senior Subordinated Notes (the "Notes" and "Note Offering") due 2008. Interest is payable on the Notes on February 1 and August 1 of each year. On July 15, 1998, the Company consummated the exchange of substantially identical publicly registered notes (the "Exchange Notes") for all outstanding Notes. All Notes were tendered for exchange and were cancelled upon the issuance of the same principal amount of Exchange Notes.

   Credit Agreement

On February 26, 1998, the Company executed a Credit and Guarantee Agreement (the "Credit Agreement") which established a $300.0 million senior secured credit facility comprised of (i) a $150.0 million eight-year term loan (the "Term Loan") and (ii) a $150.0 million seven-year reducing revolving credit facility. On September 10, 1998, the Company entered into an agreement with its lenders to increase its borrowing availability under the revolver portion of the credit facility by $50.0 million, which increased the aggregate amount of borrowing availability under the Credit Agreement to approximately $350.0 million. As of November 13, 1998, the Company had borrowed $346.0 million.

 In addition, the Company has received a commitment letter from its lenders to replace its existing credit facility with a new $600.0 million credit facility. The new facility is subject to the execution of a definitive agreement and will differ from the current credit facility in several respects including applicable financial ratios, interest rate margins and term of repayment. The Company and its lenders are presently reviewing the pending commitment in light of recent developments in the credit markets. The Company may renegotiate the existing commitment, which renegotiations may significantly alter the principal terms, or the Company may consider alternative forms of debt financing.

  Equity Offering

On May 27, 1998, the Company consummated an offering of 8,050,000 shares of Class A Common Stock at an offering price of $43.25 per share (the "Equity Offering"). The proceeds received by the Company, after deducting the underwriting discount and offering expenses, were approximately $329.0 million.

1997 ACQUISITIONS

The Company entered the live entertainment business with SFX Broadcasting's acquisition of Delsener/Slater, a New York-based concert promotion company, in January 1997. Delsener/Slater has long-term leases or is the exclusive promoter for many of the major concert venues in the New York City metropolitan area, including the Jones Beach Amphitheater, a 14,000-seat complex located in Wantagh, New York, and the PNC Bank Arts Center (formerly known as the Garden State Arts Center), a 17,500-seat complex located in Holmdel, New Jersey. In March 1997, Delsener/Slater acquired companies which hold a 37-year lease to operate the Meadows, a 25,000-seat indoor/outdoor complex located in Hartford, Connecticut. In June 1997, SFX Broadcasting acquired Sunshine Promotions, a concert promoter in the Midwest, and certain other related companies. As a result of the acquisition of Sunshine Promotions, the Company owns the Deer Creek Music Theater, a 21,000-seat complex located in Indianapolis, Indiana, the Polaris Amphitheater, a 20,000-seat complex located in Columbus, Ohio, and has a long-term lease to operate the Murat Centre, a 2,700-seat theater and 2,200-seat ballroom located in Indianapolis, Indiana.

The acquisitions of Delsener/Slater, Sunshine and Meadows are collectively referred to herein as the "1997 Acquisitions." The cash portion of the 1997 Acquisitions was financed through capital contributions from SFX Broadcasting.

1998 ACQUISITIONS

In January 1998, the Company acquired certain companies which hold a long-term lease for Westbury, located in Westbury, New York. In February 1998, the Company acquired BGP, PACE, Pavilion Partners, Contemporary and Network. BGP is an owner and operator of venues for live entertainment and a promoter in the San Francisco Bay area. PACE is a diversified producer and promoter of live entertainment in the United States. Pavilion Partners is a partnership that owns interests in 10 venues in the Unites States. Contemporary is a fully integrated live entertainment and special event promoter and producer, venue owner and operator in the St. Louis and Kansas City, Missouri markets and a consumer marketer. Network is an independent creator, producer and distributor of music-related radio programming, services and research which it exchanges with radio broadcasters for commercial air-time which, in turn, is sold to national network advertisers. In March 1998, the Company acquired Concert/Southern and USA Motorsports. Concert/Southern is a promoter of live music events in the Atlanta, Georgia metropolitan area and USA Motor Sports is a producer and promoter of motor sports events. In May 1998, the Company acquired Avalon, a concert promoter and producer in the Los Angeles area. In June 1998 the Company acquired Oakdale and FAME. Oakdale is a promoter and producer of concerts in Connecticut and FAME is a full-service marketing and management company which specializes in the representation of team sports athletes, primarily in professional basketball. In July 1998 the Company acquired Don Law, a concert and theater promoter in New England, which currently owns and/or operates three venues in New England. In September 1998 the Company acquired Magicworks, a producer and promoter of theatrical shows, musical concerts, ice skating shows and other live entertainment events. In addition, during the third quarter of 1998, the Company acquired seven companies (collectively the "Other Acquisitions") which operate in the Company's theatrical and music segments.

The acquisitions of Westbury, BGP, PACE, Pavilion Partners, Contemporary, Network, Concert/Southern, USA Motorsports, Avalon, Oakdale, FAME, Don Law, Magicworks and the Other Acquisitions are collectively referred to herein as the "1998 Acquisitions". The 1998 Acquisitions were funded with the proceeds of the Note Offering, the Equity Offering, the Credit Agreement and available cash.

The 1997 Acquisitions and the 1998 Acquisitions were accounted for using the purchase method of accounting, and the intangible assets created in the purchase transactions will generally be amortized against future earnings over a 15-year period. The amount of amortization will be substantial and will continue to affect the Company's operating results in the future. These expenses, however, do not result in an outflow of cash by the Company and do not impact EBITDA.

PENDING ACQUISITIONS

   Marquee

The Company has entered into an agreement and plan of merger (the "Marquee Merger Agreement"), dated as of July 23, 1998, as amended, with The Marquee Group, Inc. ("Marquee"), pursuant to which Marquee will become a wholly-owned subsidiary of the Company. Pursuant to the Marquee Merger Agreement, at the effective time of the merger, each outstanding share of common stock of Marquee will be converted into the right to receive shares of the Company's Class A Common Stock based on the exchange ratio, calculated as follows: (i) if the Company's stock price (the average of the last reported sale for the fifteen consecutive trading days ending on the fifth trading day prior to the effective time of the merger) is $42.75 or less, then the exchange ratio will equal 0.1111; and (ii) if the Company's stock price is greater than $42.75, then the exchange ratio will equal the quotient obtained by dividing $4.75 by the Company's stock price. Marquee is a publicly traded company that provides integrated event management, television production, marketing and consulting services in the sports, news and entertainment industries.

The consummation of the Marquee Merger is subject to the satisfaction of a number of conditions set forth in the Marquee Merger Agreement, including, but not limited to, the approval of the stock holders of Marquee of the transactions contemplated thereby and the receipt of all applicable consents to the Marquee Merger from third parties.

   Cellar Door

On August 13, 1998, the Company and the beneficial owner of all of the outstanding equity interest of the entities comprising the Cellar Door Companies (collectively, "Cellar Door") entered into a letter of intent with respect to the Company's acquisition of all of the outstanding capital stock of Cellar Door (the "Cellar Door Acquisition"). Pursuant to the letter of intent, the aggregate purchase price for Cellar Door will be $70.0 million in cash payable at closing, Class A Common Stock with a value of $20.0 million (based upon the average closing price of the Class A Common Stock for the twenty business day period ending on the business day prior to the closing) and $8.5 million payable in five equal annual installments beginning on the first anniversary of the closing date. In addition, the Company will issue to the seller options to purchase 100,000 shares of the Company's Class A Common Stock. The closing will be subject to customary closing conditions, including the entry into a definitive acquisition agreement and obtaining the required approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). If the Company is unable to complete the Cellar Door Acquisition, it may be required to pay the seller $10.0 million as liquidated damages. Cellar Door is a leading promoter and producer of live entertainment events.

The Marquee Merger and the Cellar Door Acquisition are collectively referred to herein as the "Pending Acquisitions." The Company expects to complete the Pending Acquisitions during the first quarter of 1999. However, the timing and completion of the Pending Acquisitions are subject to a number of conditions, certain of which are beyond the Company's control, and there can be no assurance that any of the Pending Acquisitions will be consummated during such period, on the terms described herein, or at all. The Company received notice of a preliminary inquiry from the Antitrust Division of the U.S. Department of Justice relating to the Cellar Door Acquisition and seeking information on the overall scope of the Company's operations. The Company intends to cooperate with the Department of Justice inquiry. While the Company believes that the Cellar Door Acquisition, along with the Company's overall business and plan of acquisitions, are in compliance with applicable antitrust laws, there can be no assurance that the results of such an inquiry will not have a material adverse impact on the Company's ability to consummate the Cellar Door Acquisition or its business, results of operations and financial condition.

The consummation of the acquisitions by the Company and other future acquisitions will result in substantial charges to earnings relating to interest expense and the recognition and amortization of goodwill and other intangible assets. As of September 30, 1998, the Company's goodwill was approximately $894.9 million. This balance will substantially increase due to the Pending Acquisitions. Goodwill and other intangible assets are being amortized using the straight-line method over 15 years.

STOCK INCENTIVE PLAN

Following a recommendation of the Company's compensation committee, the Company has, subject to stockholder approval, adopted a new incentive stock option plan covering options to acquire up to three million shares of the Company's Class A Common Stock. The plan will be designed to broaden the equity ownership of the Company's employees at all levels. The Company anticipates that the proposed stock plan will be submitted to a vote of the stockholders at the Company's first annual meeting scheduled to be held in the spring of 1999.

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

   Representation of Professional Athletes

Through FAME, the Company's talent representation activities consist principally of the representation of team sports athletes, primarily in the National Basketball Association ("NBA"), in player contract and endorsement negotiations. FAME also provides certain investment advisory services to its clients through an affiliate. FAME typically receives a percentage of monies earned by a player, generally approximately 4% of a player's sports contract and typically from 15% to 25% of endorsement deals. Revenue from these sources is recognized as the player receives his salary or endorsement payments based on the terms of the negotiated agreement. Revenue from these sources is dependent upon a number of variables, many of which are outside the Company's control, including a player's skill, health, public appeal and the appeal of the sport in which the player participates. Principal operating expenses include salaries, wages and travel and entertainment expenses. On a pro forma basis for the 1998 Acquisitions, FAME's EBITDA would have comprised approximately 6% of the Company's EBITDA for the twelve months ended June 30, 1998. The owners of the teams in the NBA have instituted a "lock-out" of the basketball players on their respective teams, causing cancellation of some of the games for the 1998-99 basketball season. If such NBA lock-out continues for an extended period of time, it will have a significant negative impact on FAME's revenues and EDITDA.

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

Three months ended September 30, 1998 compared to the three months ended September 30, 1997

The Company's revenue increased by $344.6 million to $388.0 million for the three months ended September 30,1998, compared to $43.4 million for the three months ended September 30, 1997, primarily as a result of the 1998 Acquisitions. The 1998 Acquisitions significantly increased the concert promotion and venues operation business and expanded the Company's business to include theatrical promotion and production, motor sports promotion and production, representation of professional athletes and radio magazine publishing, programming and research. On a pro forma basis, assuming all companies owned as of September 30, 1998 were owned as of July 1, 1998, revenue for the three months ended
September 30, 1998 would have been $407.7 million.

Cost of revenue increased by $296.3 million to $331.9 million for the three month period ended September 30, 1998, compared to $35.6 million for the three months ended September 30,1997, primarily as a result of the 1998 Acquisitions. On a pro forma basis, cost of revenues, including certain cost savings related to the acquisitions the Company anticipates realizing, would have been $350.9 million for the three month period ended September 30, 1998.

Depreciation and amortization expense increased to $21.2 million for the three month period ended September 30,1998 compared to $2.3 million for the three month period ended September 30, 1997, due to the inclusion of depreciation and amortization expense related to the 1998 Acquisitions, and the completion of capacity expansion projects at two amphitheaters. In addition, the Company recorded $1.0 million of integration costs for the three month period ended September 30,1998. The company recorded the fixed assets of the 1998 Acquisitions at fair value and recorded intangible assets equal to the excess of purchase price over the fair value of the net tangible assets, which are being amortized over a 15 year period.

Corporate expenses were $2.5 million for the three month period ended September 30, 1998, net of $133,000 fees received from Triathlon, compared to $259,000 for the three months ended September 30, 1997, net of Triathlon fees of $491,000. The increase in corporate expense reflects the growth of the Company's operations and the formation of SFX Live, the national marketing division of the Company.

Non-cash charges recorded in the third quarter of 1998 of $843,000 related to the issuance of stock options to certain executive officers pursuant to employment agreements for an aggregate of 345,000 shares of Class A Common Stock. These options vest over three years and have an exercise price of $5.50 per share. The Company is recording non-cash compensation charges of approximately $3.3 million annually over the three-year exercise period.

Operating income was $31.6 million for the three month period ended September 30, 1998, compared to $5.3 million for the three months ended September 30, 1997, due to the results discussed above.

Interest expense, net of investment income, was $12.5 million in the three months ended September 30, 1998, compared to $283,000 for the three months ended September 30, 1997, primarily as a result of incurrence of additional debt related to the 1998 Acquisitions.

Minority interest was $916,000 for the three months ended September 30, 1998 as a result of the 1998 Acquisitions.

Income from equity investments was $2.1 million for the three months September 30, 1998 as a result of the 1998 Acquisitions.

Income tax expense was $2.0 million for the three month period ended September 30, 1998. The provision is primarily for state and local taxes and reflects the impact of non-deductible goodwill amortization and other non-cash charges. No federal tax expense has been recognized due to the uncertainty of the Company's having taxable income for the full year.

The Company's net income was $18.3 million for the three month period ended September 30, 1998, as compared to $3.4 million for the three months ended September 30, 1997, due to the factors discussed above.

EBITDA defined as earnings before interest, taxes, other income, net equity income (loss) from investments and depreciation and amortization, and excluding non-cash charges, increased to $53.7 million for the three month period ended September 30, 1998, compared to $7.6 million for the three months ended September 30, 1997, primarily as a result of the 1998 Acquisitions. On a pro forma basis, EBITDA including certain cost savings related to the 1998 Acquisitions would have been $56.9 million for the three month period ended September 30, 1998.

Nine months ended September 30, 1998 compared to the nine months ended September 30, 1997

The Company's revenue increased by $606.0 million to $680.4 million for the nine months ended September 30, 1998, compared to $74.4 million for the nine months ended September 30, 1997, primarily as a result of the 1998 Acquisitions and the acquisitions of the Meadows in March 1997 and Sunshine in June 1997. The 1998 Acquisitions significantly increased the concert promotion and venues operation business and expanded the Company's business to include theatrical promotion and production, motor sports promotion and production, representation of professional athletes and radio magazine publishing, programming and research. On a pro forma basis, assuming all companies owned as of September 30, 1998 were owned as of January 1, 1998, revenue for the nine months ended September 30, 1998 would have been $925.1 million.

Cost of revenue increased by $539.5 million to $602.5 million for the nine month period ended September 30, 1998, compared to $63.0 million for the nine months ended September 30,1997, primarily as a result of the 1998 Acquisitions and the acquisition of Sunshine in June 1997. On a pro forma basis, cost of revenue, including certain cost savings the Company anticipates realizing related to the acquisitions, would have been $812.7 million for the nine month period ended September 30, 1998.

Depreciation and amortization expense increased to $40.3 million for the nine month period ended September 30, 1998 compared to $4.0 million for the nine month period ended September 30, 1997, due to the inclusion of depreciation and amortization expense related to the 1998 Acquisitions, the acquisition of Sunshine in June 1997 and the completion of capacity expansion projects at two amphitheaters. In addition, the Company recorded $1.3 million of integration costs for the nine month period ended September 30,1998.The Company recorded the fixed assets of the 1998 Acquisitions and the Sunshine Acquisition at fair value and recorded intangible assets equal to the excess of purchase price over the fair value of the net tangible assets, which are being amortized over a 15 year period.

Corporate expenses were $5.8 million for the nine month period ended September 30, 1998, net of $398,000 fees received from Triathlon, compared to $1.3 million for the nine months ended September 30, 1997, net of Triathlon fees of $1.7 million. The increase in corporate expense reflects the growth of the Company's operations and the formation of SFX Live, the national marketing division of the Company.

Non-cash charges recorded in the second and third quarter of 1998 of $32.9 million consisted of (a) $23.9 million of compensation related to sale of 650,000 shares of Class B Common Stock and 190,000 shares of Class A Common Stock at a purchase price of $2.00 per share to certain executive officers pursuant to employment agreements, (b) $7.5 million associated with the issuance of 247,177 shares of Class A Common Stock to Mr. Sillerman in connection with the repurchase (the "Meadows Repurchase") of shares of SFX Broadcasting issued to the Sellers of Meadows and (c) $1.5 million related to the issuance of stock options to certain executive officers pursuant to employment agreements exercisable for an aggregate of 352,500 shares of Class A Common Stock. Of these options, 345,000 vest over three years and have an exercise price of $5.50 per share. The Company is recording non-cash compensation charges of approximately $3.3 million annually over the three-year exercise period.

The operating loss was $1.3 million for the nine month period ended September 30, 1998, compared to income of $6.0 million for the nine months September 30, 1997, due to the results discussed above.

Interest expense, net of investment income, was $28.2 million in the nine months ended September 30, 1998, compared to $743,000 for the nine months ended September 30, 1997, primarily as a result of incurrence of additional debt related to the 1998 Acquisitions and the debt assumed in connection with the Meadows and Sunshine acquisitions.

Minority interest was $1.3 million for the nine months ended September 30, 1998 as a result of the 1998 Acquisitions.

Income from equity investees was $4.0 million for the nine months September 30, 1998 as a result of the 1998 Acquisitions.

Income tax expense was $3.3 million for the nine month period ended September 30, 1998. The provision is primarily for state and local taxes and reflects the impact of non-deductible goodwill amortization and other non-cash charges. No federal tax benefit has been recognized due to the uncertainty of realizing a tax benefit for the Company's losses.

The Company's net loss increased to $30.2 million for the nine month period ended September 30, 1998, as compared to net income of $3.7 million for the nine months ended September 30, 1997, due to the factors discussed above.

EBITDA defined as earnings before interest, taxes, other income, net equity income (loss) from investments and depreciation and amortization, and excluding non-cash charges, increased to $72.0 million for the nine month period ended September 30, 1998, compared to $10.0 million for the nine months ended September 30, 1997, primarily as a result of the 1998 Acquisitions and the acquisition of Sunshine in June 1997. On a pro forma basis, EBITDA including certain cost savings related to the 1998 Acquisitions would have been $112.4 million for the nine month period ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal need for funds has been for acquisitions, interest expense, working capital needs, certain payments in connection with the Spin-Off and capital expenditures. The Company's principal sources of funds has been proceeds from the Note Offering, the Equity Offering, borrowings under the Credit Agreement and cash flows from operations. The Company will require additional financing to complete the Pending Acquisitions and to make certain other payments, as discussed below.

   Historical Cash Flows

Net cash provided by operations was $22.3 million for the nine months ended September 30, 1998 as compared to $789,000 for the nine months ended September 30, 1997. The increase was primarily attributable to an increase in operating income, before depreciation and amortization and non-cash charges of $40.4 million, related to the 1998 Acquisitions partially offset by other changes in working capital.

Net cash used in investing activities for the nine months ended September 30, 1998 was $852.2 million as compared to $72.0 million for the nine months ended September 30, 1997. The increase was primarily the result of the 1998 Acquisitions. During the nine months ended September 30, 1997, the Company completed the acquisitions of Delsener/Slater, the Meadows and Sunshine.

Net cash provided by financing activities for the nine months ended September 30, 1998 was $889.5 million as compared to $78.3 million for the nine months ended September 30, 1997. During 1998, the Company completed the issuance of its Senior Subordinated Notes for $350.0 million, borrowed $346.0 million under the Credit Agreement and completed the Equity Offering for $329.0 million, net, offset by tax indemnification payments and Spin-Off related payments to SFX Broadcasting of $113.9 million and the payment of debt issuance costs of $17.5 million.

   Pending Acquisitions

The aggregate cash consideration in the Pending Acquisitions is expected to consist of approximately $78.5 million (including $8.5 million to be paid over five years). In addition, the Company will be required to refinance approximately $33.1 million of Marquee's debt and expects to incur approximately $7.5 million in fees and expenses related to the Pending Acquisitions.

The Company expects to complete the Pending Acquisitions during the first quarter of 1999. However, the timing and completion of the Pending Acquisitions is subject to a number of closing conditions, certain of which are beyond the control of the Company.

   Future Contingent Payments

Certain of the agreements relating to the 1998 Acquisitions provide for purchase price adjustments and other future contingent payments under certain circumstances. The PACE acquisition agreement provides that each PACE seller will have an option, exercisable for 90 days after the fifth anniversary of the closing of the PACE Acquisition, to require the Company to repurchase up to 500,000 shares of the Class A Common Stock received by that seller for $33.00 in cash per share (an aggregate of up to $16.5 million). Pursuant to the terms of Brian Becker's employment agreement with the Company, during the period between December 12, 1999 and December 27, 1999, Mr. Becker, an Executive Vice President, Director and a Member of the Office of the Chairman of the Company, will have the option to, among other things, require the Company to purchase any stock or portion thereof (including vested and unvested options) granted to him by the Company and/or pay him an amount equal to the present value of the compensation payable during the remaining term of his employment agreement.

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

Pursuant to the agreement relating to the acquisition of certain assets of Oakdale, if the combined EBITDA (as defined in the Oakdale acquisition agreement) of the Oakdale Music Theater and Meadows exceeds $5.5 million in 1999, the Company will be obligated to pay the Oakdale sellers between 5.0 to
5.8 times the amount of such excess. In addition, pursuant to the agreement relating to the Other Acquisitions, if the EBITDA (as defined in the acquisition agreement) exceeds $14.3 million in 1998 and $30.0 million in 1999, the Company will be obligated to pay the sellers such excess. No assurance can be given that the Company will have sufficient cash or other available sources of capital to make any or all of the future or contingent payments described above.

   Spin-Off

In connection, with the Spin-Off, the Company entered into a tax sharing agreement with SFX Broadcasting. Pursuant to the tax sharing agreement, as amended, the Company is responsible for certain taxes incurred by SFX Broadcasting, including income taxes imposed with respect to income generated by the Company for periods prior to the Spin-Off and taxes resulting from gain recognized by SFX Broadcasting in the Spin-Off. The Company believes that the amount of taxes it will be required to pay in connection with the Spin-Off will be approximately $120.0 million, of which $93.7 million was paid as of September 30, 1998. The remaining $26.2 million portion of the tax indemnity payment is payable on December 31, 1998. Management's estimates of the amount of the indemnity payment are based on assumptions which management believes are reasonable. However, upon the completion of all final tax returns, including any potential tax audits, such assumptions could be modified in a manner that would result in a significant variance in the actual amount of the tax indemnity.

   Interest On Notes and Borrowings Under The Credit Facility

On February 11, 1998, the Company completed the private placement of $350.0 million of 9 1/8% Senior Subordinated Notes, which were subsequently exchanged for the Exchange Notes on July 15, 1998. Interest is payable on the Exchange Notes on February 1 and August 1 of each year. In addition, the Company borrowed $346.0 million under the Credit Facility at an interest rate of approximately 7.89%.

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

The Company's ability to make scheduled payments of principal, to pay interest on or to refinance its debt depends on its future financial performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control, as well as the success of the businesses to be acquired and the integration of these businesses into the Company's operations. There can be no assurance that the Company will be able to make planned borrowings (including under the Credit Agreement), that the Company's business will generate sufficient cash flow from operations, or that future borrowings will be available in an amount to enable the Company to service its debt and to make necessary capital or other expenditures. The Company may be required to refinance a portion of the principal amount of its indebtedness prior to their respective maturities. There can be no assurance that the Company will be able to raise additional capital through the sale of securities, the disposition of assets or otherwise for any refinancing.

   Capital Expenditures

Capital expenditures totaled $44.6 million for the nine months ended September 30, 1998. The Company expects that capital expenditures for the full fiscal year 1998 will be substantially higher than historical levels, due to the planned capital expenditures of approximately $48 million for 1998 at existing venues (including $20.0 million for the expansion and renovation of the Jones Beach Amphitheater and $9.5 million for the expansion and renovation of the PNC Bank Arts Center) and capital expenditures requirements of the acquired businesses, including $2.5 million for the construction of a new amphitheater serving the Seattle, Washington market. The Company expects to fund its remaining capital expenditures for 1998 (estimated by the Company to be approximately $3.4 million (including $2.4 million of major projects and $1.0 million of other capital expenditures)) from its cash on hand.

   Year 2000 Compliance

The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computer systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000, which could result in miscalculations or system failures.

The Company's exposure to potential Year 2000 problems exists in two general areas: technological operations which are in sole control of the Company, and technological operations which are dependent in some way on one or more third parties. Failure to achieve high levels of Year 2000 compliance in either area could have a material adverse impact on the Company.

In the area of technological operations which are under the Company's exclusive control, the Company is currently involved in the identification and remediation of affected technological functions. The Company is addressing the risks associated with respect to its accounting and financial reporting systems and is in the process of installing new accounting and reporting systems. These systems will provide improved reporting, allow for more detailed analysis, handle both the 1998 Acquisitions and the Pending Acquisitions and be Year 2000 compliant. The Company anticipates that the cost of implementing these systems will be approximately $4.5 million, of which approximately $2.4 million has been spent to date. The Company expects that business segments representing 88% of the Company's pro forma revenue for the year ended September 30, 1998 will have had the new year 2000 complaint accounting and financial systems installed as of January 1, 1999. At present, it is anticipated that the Company's action plan for addressing Year 2000 problems will be successfully completed in all material respects in advance of January 1, 2000.

In the area of technological operations dependent in some way on one or more third parties, the situation is much less in the Company's ability to predict or control, although the Company has been in the process of examining Year 2000 compliance issues with respect to its vendors. The Company is making efforts to ensure that the third parties on which it is heavily reliant are

Year 2000 compliant, but cannot predict the likelihood of such compliance occurring nor the direct or indirect costs to the Company of non-compliance by those third parties or of securing such services from compliant third parties. However, the Company does not anticipate that it will be subject to a material impact in this area.

Sources of Liquidity

As of September 30, 1998, the Company's cash and cash equivalents totaled $65.6 million and its working capital was a negative $8.0 million. In February of 1998, the Company received the proceeds from the $350.0 million Note Offering and borrowed $150.0 million under the Credit Facility. On May 27, 1998, the Company received approximately $326.5 million in net proceeds from the Equity Offering. A portion of the proceeds were used to repay certain indebtedness and consummate the FAME Acquisition and Oakdale Acquisition. On May 29, 1998, the Company received a third party payment, net of the estimated Working Capital payment by the Company, of approximately $2.0 million in connection with the Meadows Repurchase. In the third quarter, the Company used the remaining proceeds of the Equity Offering and borrowed an additional $196.0 million under the Credit Facility to complete the Don Law Acquisition, the Magicworks Acquisition and the Other Acquisitions.

The Company has incurred and will continue to incur substantial amounts of indebtedness. As of September 30, 1998, the Company's consolidated indebtedness was approximately $732.0 million. The Company will incur additional indebtedness to finance the Pending Acquisitions and may incur indebtedness from time to time to finance acquisitions, for capital expenditures or for other purposes.

On February 26, 1998, the Company executed the Credit Agreement which established a $300.0 million senior secured credit facility comprised of (i) a $150.0 million eight-year term loan (the "Term Loan") and (ii) a $150.0 million seven-year reducing revolving credit facility (the "Revolver"). On September 10, 1998, the Company entered into an agreement with its lenders to increase its borrowing availability under the revolver portion of the credit facility by $50.0 million, which increased the aggregate amount of borrowing availability under the Credit Agreement to approximately $350.0 million. As of November 13, 1998, the Company had borrowed $346.0 million. Loans outstanding under the Credit Facility will bear interest, at the Company's option, at 1.875 to 2.375 percentage points over LIBOR or the greater of the Federal Funds rate plus 0.50% or the lender's prime rate. The interest rate spreads on the Term Loan and the Revolver will be adjusted based on the Company's Total Leverage Ratio (as defined in the Credit Agreement). The Company will pay a per annum commitment fee on unused availability under the Revolver of 0.50% (to the extent that the Company's Leverage Ratio is greater than or equal to 4.0 to 1.0), or 0.375% (if such ratio is less than 4.0 to 1.0) and a per annum letter of credit fee equal to the Applicable LIBOR Margin (as defined in the Credit Agreement) for the Revolver then in effect.

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

In addition, the Company has received a commitment letter from its lenders to replace its existing credit facility with a new $600.0 million credit facility. The new facility is subject to the execution of a definitive agreement, and will differ from the current credit facility in several respects, including applicable financial ratios, interest rate margins and term of repayment. The Company and its lenders are presently reviewing the pending commitment in light of recent developments in the credit markets. The Company may renegotiate the existing commitment, which renegotiations may significantly alter the principal terms, or the Company may consider alternative forms of debt financing.

The Company will require additional financing in order to consummate the Cellar Door Acquisition and to repay the indebtedness of Marquee upon the consummation of the Marquee Merger (including any indebtedness which Marquee may incur in connection with its pending acquisitions). Although the Company is reviewing a pending commitment for a new credit facility and considering alternative forms of debt financing, there can be no assurance that the Company will be able to consummate the new credit facility or the alternative debt financing or that the Company will be able to meet the financial requirements to borrow under any new credit facility or debt financing. If the Company is unable to borrow the necessary funds under a new credit facility or debt financing, it will be required to seek alternative financing in order to consummate the Cellar Door Acquisition and repay Marquee's indebtedness. There can be no assurance that the Company will be able to obtain such alternative financing on terms acceptable to the Company or at all. If the Company is unable to complete the Cellar Door Acquisition, it may be required to pay the seller $10.0 million in liquidated damages.

The Company intends to finance the final tax indemnity payment due on December 31, 1998 ($26.3 million) with its cash in hand. Management's estimate of the amount of the indemnity payment are based on assumptions that management believes are reasonable. However, upon the completion of all final tax returns, including any potential tax audits, such assumptions could be modified in a manner that would result in a significant variance in the actual amount of the tax indemnity. Furthermore, certain agreements of the Company, including the Distribution Agreement, the Tax Sharing Agreement, Employee Benefits Agreement, certain employment agreements and the agreements relating to the completed acquisitions and the Pending Acquisitions, provide for tax and other indemnities, purchase price adjustments, repurchase of Company stock and future contingent payments in certain circumstances. There can be no assurance that the Company will have sufficient sources of funds to make such payments should they come due.

In addition, consistent with its operating strategy, the Company is currently negotiating additional acquisitions and expects to pursue additional acquisitions in the live entertainment business in the future. However, the Company has not entered into any definitive agreements with respect to such acquisitions and there can be no assurance that it will do so. Any such acquisitions could result in the Company (i) issuing more of its stock (which may dilute the value of existing stock of the Company), (ii) incurring a substantial amount of additional debt and/or (iii) amortizing expenses related to goodwill and other intangible assets. However, there can be no assurance that the Company will be able to obtain financing for such acquisitions on terms acceptable to the Company or at all. Any or all of these actions could have a material adverse impact on the Company's business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("FAS 131"), which is effective for years beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. FAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements in 1998. Management has completed its review of FAS 131 and as such has preliminarily determined that its reportable segments will be music, theater, sports and other.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

         On May 5, 1998, a class action complaint was filed in Chancery Court in the State of Delaware, New Castle County, CA #16355NC against the Company, certain of its directors and Marquee (collectively, the "Defendants"). The complaint alleged that the Company proposed an acquisition of Marquee and that the proposed acquisition would be unfair to Marquee's public stockholders. The complaint sought an order enjoining the proposed transaction, or, in the alternative, awarding rescissory and compensatory damages.

         On July 22, 1998, the parties entered into a Memorandum of Understanding, pursuant to which the parties have reached an agreement providing for a settlement of the action (the "Settlement"). Pursuant to the Settlement, the Company acknowledged that the legal action was a significant factor in improving the terms of its offer to acquire Marquee. The Settlement also provides for the Defendants to pay plaintiffs" counsel an aggregate of $310,000, including all fees and expenses as approved by the court. The Settlement is conditioned on the (1) closing of the merger, (2) completion of confirmatory discovery and (3) approval of the court. Pursuant to the Settlement, the Defendants have denied, and continue to deny, that they have acted improperly in any way or breached any fiduciary duty.

         On October 16, 1998, the Company and Marquee entered into amendment no. 3 to the Marquee Merger Agreement ("Amendment No. 3"). In entering into Amendment No. 3, the Company and Marquee took into consideration the concerns and interests of the plaintiffs in the litigation and, it is therefore their intention to attempt to finalize a revised Memorandum of Understanding with plaintiff's counsel. There can be no assurance, however, that the parties will enter into a revised Memorandum of Understanding or that the court will approve any settlement on the terms and conditions provided for therein, or at all.

         On October 8, 1998, Universal Concerts II, Inc. ("Universal") brought suit in the Superior Court of the State of California, Los Angeles County, against PACE Amphitheaters, Inc., PACE Entertainment Group, Inc., the Company, Brian Becker and Allen Becker alleging, among other things, that the Company's acquisitions of Pace Entertainment Corporation ("PACE") and Concert/Southern Promotions caused breaches of certain agreements with Universal. The compliant alleges that PACE is in breach of a co-promotion agreement, that Brian and Allen Becker are in breach of non-competition agreements and that the Company has intentionally interfered with contracts between the plaintiff and certain of the defendants. The defendants have not answered the complaint and there has been no discovery as yet. Although the lawsuit seeks damages in an unspecified amount, in management's view, the realistic amount in controversy is not material to the business or prospects of the Company. The defendants intend to defend the case vigorously.

Item 2.  Changes in Securities and Use of Proceeds.

(c) In July 1998, the Company issued an aggregate of 300,000 shares of the Company's Class A common stock in connection with the acquisition of a company in the music business (with such shares being subject to piggyback and demand registration rights).

         The above transaction was a private transaction not involving a public offering and was exempt from the registration provisions of the Securities Act of 1933, as amended (Securities Act), pursuant to Section 4(2) thereof. The sale of securities was without the use of an underwriter, and the shares bear a restrictive legend permitting the transfer thereof only upon registration of the shares or an exemption under the Securities Act.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits:

Exhibit
Number            Description
------            -----------
3.1               Amended and Restated Certificate of Incorporation of SFX
                  Entertainment, Inc. (incorporated by reference to Amendment
                  No. 1 to Form S-1 (File No. 333-50079) filed with the
                  Commission on May 5, 1998) .

3.2 Bylaws of SFX Entertainment, Inc. (incorporated by reference to Amendment No. 2 to Form S-1 (File No. 333-43287) filed with the Commission on February 2, 1998).

4.1 Indenture dated February 11, 1998, by and among SFX Entertainment, Inc., certain of its subsidiaries and the Chase Manhattan Bank (incorporated by reference to Report on Form 8-K of SFX Broadcasting, Inc. (File No. 000-22486) filed with the Commission on February 18, 1998).

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

10.3 Increase Supplement to the Credit and Guarantee Agreement, dated as of September 10, 1998, by and among SFX Entertainment, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, Goldman Sachs Partners, L.P., as co-documentation agent, Lehman Commercial Paper, Inc., as co-documentation agent and The Bank of New York, as administrative agent (incorporated by reference to the Company's Report on Form 8-K filed with the Commission on September 22, 1998).

10.4 Amendment No. 1, dated as of September 21, 1998, to the Agreement and Plan of Merger among SFX Entertainment, Inc., SFX Acquisition Corp. and The Marquee Group, Inc. (incorporated by reference to The Marquee Group, Inc. Report on Form 8-K (File No. 0-21711) filed with the Commission on October 9, 1998).

10.5 Amendment No. 2, dated as of October 5, 1998, to the Agreement and Plan of Merger among SFX Entertainment, Inc., SFX Acquisition Corp. and The Marquee Group, Inc. (incorporated by reference to The Marquee Group, Inc. Report on Form 8-K (File No. 0-21711) filed with the Commission on October 9, 1998).

10.6 Amendment No. 3, dated as of October 16, 1998, to the Agreement and Plan of Merger among SFX Entertainment, Inc., SFX Acquisition Corp. and The Marquee Group, Inc. (incorporated by reference to the Company's Report on Form 8-K filed with the Commission on October 20, 1998).

11.1*             Statement Regarding Computation of Per Share Earnings.

27*               Financial Data Schedule
*Filed herewith


(b)               Reports on Form 8-K:

On July 10, 1998, the Company filed a Report on Form 8-K pursuant to Item 2 disclosing the consummation of its acquisition of Blackstone Entertainment LLC. The Form 8-K was amended on September 11, 1998, to include certain pro-forma financial information with respect to such acquisition.

On August 5, 1998, the Company filed a Report on Form 8-K pursuant to Item 5 disclosing its entry into an agreement to acquire The Marquee Group, Inc.

On September 22, 1998, the Company filed a Report on Form 8-K pursuant to Item 5 disclosing the consummation of its acquisition of Magicworks Entertainment Incorporated and the Company's notification by the Antitrust Division of the U.S.

Department of Justice of a preliminary inquiry relating to the proposed acquisitions of The Marquee Group, Inc. and the Cellar Door group of companies.

On October 20, 1998, the Company filed a Report on Form 8-K pursuant to Item 5 disclosing the execution of amendments to the agreement to acquire The Marquee Group, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  SFX ENTERTAINMENT, INC.



Date:  November 13, 1998                        By:  /s/ Thomas P Benson
                                                    ---------------------------
                                                     Thomas P. Benson
                                                     Chief Financial Officer and
                                                     Vice President