Form 10-K
period 1998-12-31
SFX ENTERTAINMENT INC
filed 1999-04-01
CIK 1051253

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1998
                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from to
                       Commission File Number: 000-24017
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

                      Class A Common Stock, $.01 par value
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value as of the close of business on March 24, 1999 of the common equity held by non-affiliates of the registrant was $1,768,313,085.

     The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of March 24, 1999 was 35,548,238 and 1,697,037 respectively.


                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders, as described in the Cross Reference Sheet and Table of Contents included herewith, are incorporated by reference into Part III of this Report.

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

                                                                                                              Page Number
                                                                                                           or Reference (1)

                                                                PART I

ITEM 1.           Business................................................................................          3
ITEM 2.           Properties..............................................................................         17
ITEM 3.           Legal Proceedings.......................................................................         17
ITEM 4.           Submission of Matters to a Vote of Security Holders.....................................         18

                                                                PART II
ITEM 5.           Market for the Company's Common Stock and Related Stockholder
                  Matters.................................................................................         18
ITEM 6.           Selected Consolidated Financial Data of the Company ....................................         19
ITEM 7.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...................................................................         20
ITEM 7A.          Quantitative and Qualitative Disclosures About Market Risk..............................         38
ITEM 8.           Financial Statements and Supplementary Data.............................................         38
ITEM 9.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure....................................................................         38

                                                               PART III
ITEM 10.          Directors and Executive Officers of the Registrant (2)..................................
ITEM 11.          Executive Compensation (3)..............................................................
ITEM 12.          Security Ownership of Certain Beneficial Owners and Management (4)......................
ITEM 13.          Certain Relationships and Related Transactions (5)......................................

                                                                PART IV
ITEM 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................          39


-------------------------
1. Certain information is incorporated by reference, as indicated below, from the registrant's Proxy Statement for its Annual Meeting of Stockholders (the "Proxy Statement").
2.   Proxy Statement section entitled "Election of Directors."
3. Proxy Statement sections entitled "Director Compensation" and "Executive Compensation."
4.   Proxy Statement section entitled "Stock Ownership."
5. Proxy Statement section entitled "Certain Relationships and Related Transactions."

                                     PART I
ITEM 1.  BUSINESS

GENERAL

         SFX Entertainment, Inc. ("SFX" or the "Company") is the world's largest diversified promoter, producer and venue operator for live entertainment events. In addition, SFX is a leading fully-integrated sports marketing and management company specializing in the representation of athletes and broadcasters, integrated event management, television programming and production and marketing consulting services. SFX owns, partially or entirely, and/or operates under lease or exclusive booking arrangements, the largest network of venues used principally for music concerts and other live entertainment events in the United States, with 82 venues in 31 of the top 50 markets, including 16 amphitheaters in the top 10 markets. SFX operates in four major business segments within the live entertainment industry: music, theater, sports and family entertainment and other. For financial information about SFX's business segments see Note 16 to SFX's Consolidated Financial Statements.

         SFX has benefited from significant growth in the live entertainment industry over the last several years. SFX believes that its ability to provide integrated services as a promoter, producer, venue operator and manager of live entertainment events will encourage wider use of its venues by performers. SFX further believes that this ability will allow SFX to capture a greater percentage of revenues generated by those events and may contribute to the overall growth of the live entertainment industry.

         Through its large number of venues, its strong, branded presence in each market served and its long operating history, SFX is able to provide integrated promotion and production services for a broad variety of live entertainment events locally, regionally and nationally. During 1998, giving effect to SFX's 1998 and 1999 acquisitions described herein, approximately 37 million people attended approximately 13,200 events promoted and/or produced by SFX, including approximately 6,250 music concerts, 5,800 theatrical shows, over 800 family entertainment shows and over 350 specialized motor sports shows. These events included:

     o music concerts featuring artists such as The Rolling Stones, Tom Petty, Rod Stewart, Ozzy Osbourne and Alanis Morissette;

     o    music festivals such as the George Strait Country Music Festival;

     o touring theatrical productions such as Jekyll & Hyde, Rent and Cabaret;

     o specialized motor sports events, such as Truck Fest and U.S. Supercross racing events; and

     o family-orientated productions such as The Magic of David Copperfield and Lord of the Dance.

         SFX's core business is the promotion and production of live entertainment events, most significantly for concert and other music performances in venues owned and/or operated by SFX and in third-party venues. As promoter, SFX typically markets events and tours, sells tickets, rents or otherwise provides event venues and arranges for local production services, such as stage, set, sound and lighting. As producer, SFX:

     o creates tours for music concerts, theatrical events, specialized motor sports and other events;

     o    develops and manages touring Broadway touring theatrical shows; and

     o develops specialized motor sports and other live entertainment events.

         As venue owner/operator, SFX books and promotes events in the venues which it controls. SFX believes that its leadership position in the industry enhances its ability to maximize ancillary revenue opportunities, including corporate sponsorship sales, advertising, concession sales and product merchandising. For the year ended December 31, 1998, SFX had pro forma net revenue of approximately $1.345 billion, assuming all of the 1998 and 1999 acquisitions described herein were completed as of January 1, 1998.

         SFX also represents over 650 professional athletes and broadcasters for contract and marketing services. In addition, SFX's event marketing programs demonstrated products to over 10 million people in 1998.

         The following table presents each segment's percentage of SFX's total revenues for the year ended December 31, 1998, on a pro forma basis for the 1998 and the 1999 acquisitions described herein:

                                                        YEAR ENDED
                                                     DECEMBER 31, 1998
                                                      (% OF PRO FORMA
                                                         REVENUES)
                                                         ---------
    SEGMENTS
    --------
    Music, including venue operations..........             58%
    Theater......................................           18%
    Sports.......................................           11%
    Family Entertainment and Other...............           13%

         Unless otherwise indicated, all references in this Annual Report on Form 10-K to "SFX" means SFX Entertainment, Inc., and its subsidiaries, after giving effect to the 1998 Acquisitions and the 1999 Acquisitions, each as defined below. See "--1998 Acquisitions" and "--1999 Acquisitions." SFX's executive offices are located at 650 Madison Avenue, New York, New York 10022. Its telephone number at such location is (212) 838-3100.

FORMATION OF SFX

         SFX's predecessor, SFX Concerts, Inc., was formed in January 1997 by SFX's former parent, SFX Broadcasting, Inc. On April 27, 1998, SFX was spun-off from SFX Broadcasting and became a separate publicly-traded company. Since its formation, SFX has grown rapidly through acquisitions. The following is a summary of certain of SFX's material businesses that SFX acquired in 1997, 1998 and 1999. The following descriptions are not intended to be complete descriptions of the terms of the acquisition agreements and are qualified by reference to the acquisition agreements. Copies of certain of these acquisition agreements are filed as exhibits to this Annual Report on Form 10-K and are incorporated herein by reference. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

1997 ACQUISITIONS

         In January 1997, SFX Concerts acquired Delsener/Slater, a leading concert promotion company. Delsener/Slater has long-term leases or is the exclusive promoter for several of the major concert venues in the New York City metropolitan area, including the Jones Beach Amphitheater, which is a 14,000-seat complex located in Wantagh, New York, and the PNC Bank Arts Center, which is a 17,500-seat complex located in Holmdel, New Jersey. In March 1997, Concerts acquired the stock of certain companies which own and operate the Meadows Music Theater, a 25,000-seat indoor/outdoor complex located in Hartford, Connecticut. In June 1997, Concerts acquired the stock of Sunshine Promotions, one of the largest concert promoters in the Midwest. Sunshine Promotions owns the Deer Creek Music Theater, a 21,000-seat complex located in Indianapolis, Indiana, and the Polaris Amphitheater, a 20,000-seat complex located in Columbus, Ohio, and has a long-term lease to operate the Murat Centre, a 2,700-seat theater and 2,200-seat ballroom located in Indianapolis, Indiana

1998 ACQUISITIONS

         BGP

         On February 24, 1998, SFX acquired BG Presents, one of the oldest promoters and producers of live entertainment in the United States and the principal promoter of live entertainment in the San Francisco Bay area.

         PACE and Pavilion Partners

         On February 25, 1998, SFX acquired all of the outstanding capital stock of PACE Entertainment Corporation, one of the largest diversified promoters and producers of live entertainment in the United States. PACE has what SFX believes to be the largest distribution network in each of its music, theatrical and sports business segments. In connection with the acquisition of PACE, SFX has obtained 100% of Pavilion by acquiring one-third of Pavilion through the acquisition of PACE and the remaining two-thirds of Pavilion from Sony and Blockbuster. Under certain circumstances, SFX may be required to sell either its motor sports or theatrical lines of business. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Safe Harbor for Forward Looking Statements--Risk Factors--SFX may be forced to sell some of its subsidiaries, which may prevent SFX from realizing the full value of these subsidiaries."

         Prior to its acquisition by SFX, PACE entered into a co-promotion agreement with its partner in connection with PACE's acquisition of partnership interests in Lakewood Amphitheater in Atlanta, Georgia and Starplex Amphitheater in Dallas, Texas. The co-promotion agreement contains a provision that purports, under certain circumstances, to require PACE to co-promote, and share one-half of the profits and losses, with such partnership certain concerts which are presented by PACE or any of its affiliates in another venue located in either Atlanta, Georgia or Dallas, Texas. In connection with the Concert/Southern acquisition described below, SFX acquired an interest in Chastain Park Amphitheater, located in Atlanta. SFX is currently involved in litigation with PACE's partner. See "Item 3. Legal Proceedings."

         Contemporary

         On February 27, 1998, SFX acquired by merger and asset acquisition the music concert, live entertainment, event marketing, computerized ticketing and related businesses of Contemporary Group and the remaining 50% interest in the Riverport Amphitheater Joint Venture not owned by Contemporary. Contemporary is a vertically-integrated live entertainment and special event promoter and producer, venue operator and consumer marketer. Contemporary is also one of the top special event sales promotion and marketing companies in the country. Contemporary develops programs for national consumer product companies and for demonstrating, sampling and selling products to consumers. Contemporary's clients have included CBS TV, Radio Shack, Coca Cola USA, Reebok, Nabisco and the NBA.

         Network

         On February 27, 1998, SFX acquired Album Network, Inc., SJS Entertainment Corporation and the assets of The Network 40 as well as an office building and related property. Network is engaged in music marketing, research and artist development activities, the production and distribution of radio programming, and is a publisher of trade magazines for radio broadcasters, music retailers, performers and record industry executives.

         FAME

         On June 4, 1998, SFX acquired all of the outstanding capital stock of Falk Associates Management Enterprises, Inc. and Falk Advisory Management Enterprises, Inc., collectively defined as "FAME", a leading full-service marketing and management company which specializes in the representation of team sports athletes, primarily in professional basketball. In addition, FAME provides specialized financial advisory services to its clients.

         Don Law

         On July 2, 1998, SFX acquired certain assets of Blackstone Entertainment LLC, herein referred to as Don Law, a concert and theater promoter which owns and/or operates three venues in New England.

         Magicworks

         On September 11, 1998, SFX purchased all of the outstanding shares of common stock of Magicworks Entertainment Incorporated. Magicworks specializes in the production and promotion of live entertainment events such as theatrical shows, musical concerts, ice skating shows and other forms of live entertainment. Magicworks also provides personal representation and sports marketing services to professional athletes in such sports as figure skating, baseball and tennis.

         Other Acquisitions

         In 1998, SFX completed the acquisition of thirteen additional companies in the music, theatrical, sports and family entertainment and other segments. These acquisitions included four concert promotion and venue owner/ operators, two concert promotion companies, three theatrical presenters, a theatrical presenter and venue owner/operator, a motor sports promoter and presenter, a concert merchandising company and an equity owner of an SFX amphitheater.

         The foregoing acquisitions are referred to herein as the "1998 Acquisitions."

1999 ACQUISITIONS

         Cellar Door

         On February 19, 1999, SFX acquired all of the issued and outstanding capital stock of the Cellar Door group of companies. Cellar Door is a leading promoter and producer of live entertainment events. Jack Boyle, the founder and former chairman of Cellar Door, was appointed as a non-voting observer to the board of directors of SFX and the chairman of SFX's music segment.

         Nederlander

         On March 16, 1999, SFX acquired certain interests in seven venues and other assets from entities controlled by members of the Nederlander family and other persons. In addition, SFX acquired 100% interests in entities that provide concert performances and hold rights to construct the Mesa del Sol Centre for the Performing Arts in Albuquerque, New Mexico.

         Marquee

         On March 16, 1999, a wholly owned subsidiary of SFX was merged with and into Marquee Group, Inc. and Marquee became a wholly owned subsidiary of SFX. Marquee provides integrated event management, television programming and production, marketing, talent representation and consulting services in the sports, news and other entertainment industries. Marquee's event management, television programming and production, consulting and marketing services involve:

     o producing television programs, principally sports entertainment and children's programs;

     o managing sporting events, such as The Breeders' Cup Championship, AT&T Challenge, The Guardian Direct Cup and the Isuzu Celebrity Golf Championship;

     o marketing professional and collegiate athletic leagues and organizations; and

     o consulting to clients engaged in, or seeking exposure in, sports and entertainment related industries.

         Other Acquisitions

         During the first quarter of 1999, SFX also completed the acquisitions of: The Entertainment Group, Inc., a concert and theatrical producer and promoter with operations in Chicago and Mexico City; Integrated Sports International, L.P. ("ISI"), a full-service sports marketing company; and a company involved in business management and tour production in music and the performing arts. In addition, SFX entered into a long-term agreement to provide booking, group sales and marketing consultation services for the Rosemont Horizon, a 17,500 seat arena, and the Rosemont Theater, a 4,000 seat theater, both located in suburban Chicago.

         SFX is also currently pursuing certain additional acquisitions; however, as of the date of this report, it has not entered into any definitive agreements with respect to such acquisitions, and there can be no assurance that it will do so.

         The foregoing acquisitions are referred to herein as the "1999 Acquisitions."

BUSINESS SEGMENTS OF SFX

         SFX operates in four major business segments within the live entertainment industry: music, theater, sports and family entertainment and other. See Note 16 to SFX's Consolidated Financial Statements.

       MUSIC

         Within its music segment, SFX is engaged in:

         o    booking and promoting music events and tours;

         o    producing music events and tours;

         o    owning and/or operating concert and other entertainment venues;
              and

         o    selling corporate sponsorships and advertising

         Booking and Promotion

         Promotion of music events involves booking talent, renting or providing the event venue, marketing the event to attract ticket buyers and providing for local services required in the production of the event, such as security and stage hands. As a promoter, SFX generally receives revenues from the sale of tickets and sponsorships. When SFX promotes an event at a venue which it owns or manages, it also generally receives a percentage of revenues from concessions, merchandising, parking and premium box seats. See "--Venue Operations."

         SFX books and promotes music concerts in a number of types of venues that are owned and/or operated by SFX or by third parties. See "--Venue Operations." SFX primarily promotes concerts performed by newer performers having widespread popularity--such as the Dave Matthews Band, the Spice Girls and N SYNC--and by more established performers having relatively long-standing and more stable bases of popularity--such as Billy Joel and Jimmy Buffett. SFX believes that its large distribution network will enable it to set an aggregate guarantee for a series of shows, mitigating the risk of loss associated with a single show. SFX also believes that the market research and audience demographics databases that it acquired in the 1998 Acquisitions, when combined with its existing audience data collection efforts, will permit highly-effective, targeted marketing, such as direct-mail and subscription series campaigns, which SFX believes will increase ticket pre-sales and overall sales in a cost-efficient manner.

         The following table identifies artists whose events SFX recently promoted:

Aerosmith                            Elton John                    Lauryn Hill                    Rod Stewart*
Alabama                              Fleetwood Mac*                Melissa Etheridge              The Rolling Stones
Alanis Morissette                    Hanson                        Metallica                      Sheryl Crow
Billy Joel                           James Taylor                  N SYNC*                        Smashing Pumpkins
Black Sabbath*                       Dave Matthews                 Ozzy Osbourne*                 Spice Girls
Brooks & Dunn                        Depeche Mode                  Pearl Jam                      Stone Temple Pilots
Chris Rock*                          Janet Jackson                 Pink Floyd                     Tim Allen*
Clint Black                          Jerry Seinfeld*               Phish                          Tina Turner
Crosby, Stills & Nash                Jimmy Buffett                 R.E.M.                         U2

---------------------
*SFX produced tour.

         Production

         Production of events involves developing the event content, hiring artistic talent and managing the actual production of the event, with the assistance of the local promoter. As a producer, SFX generally receives revenues from guarantees and from profit sharing agreements with promoters, a percentage of the promoters' ticket sales, merchandising, sponsorships, licensing and the exploitation of intellectual property and other rights related to the production.

         SFX's acquired businesses produce tours on a national or regional basis and, in 1998, structured national tours for Rod Stewart and Ozzy Osbourne, among others. SFX plans to increase its production of national music tours.

         Venue Operations

         SFX derives revenues from its venue operations primarily from corporate sponsorships and advertising, concessions, merchandise, parking and other related items. A venue operator typically receives for each event it hosts a fixed fee or percentage of ticket sales for use of the venue, as well as a fee representing approximately 50% of total concession sales from the vendors and 10-25% of total merchandise sales from the performer. As a venue owner, SFX typically receives 100% of sponsorship and advertising revenues.

         SFX believes that it controls the largest network of venues used principally for music concerts and other live entertainment events in the United States. SFX wholly or partially owns and/or operates 82 venues in 31 of the top 50 markets, including 16 amphitheaters in the top 10 markets. The following chart sets forth certain information with respect to the venues that SFX wholly or partially owns and/or operates:

                                    MARKET    TYPE OF                                                                 TOTAL
MARKET AND VENUE                    RANK(1)   VENUE                     SFX'S INTEREST                         SEATING CAPACITY
----------------                    -------   -------                   --------------                         -----------------
NEW YORK-NORTHERN NEW JERSEY-LONG       1
ISLAND:
PNC Bank Arts Center ...............          Amphitheater              22-year lease that expires October           17,500
                                                                        31, 2017

Jones Beach Theatre  ...............          Amphitheater              10-year license agreement that               14,400
                                                                        expires December 31, 1999

Roseland Ballroom ..................          Theater                   Exclusive booking agent                       3,600

Westbury Music Fair ...............           Theater                   43-year lease that expires December           2,870
                                                                        31, 2034

Irving Plaza ......................           Theater                   10-year lease that expires July 30,           1,121
                                                                        2007

Beacon Theatre ....................           Theater                   49% partnership interest in 15-year           2,849
                                                                        lease that expires December 31, 2006


                                    MARKET    TYPE OF                                                                 TOTAL
MARKET AND VENUE                    RANK(1)   VENUE                     SFX'S INTEREST                         SEATING CAPACITY
----------------                    -------   -------                   --------------                         -----------------
LOS ANGELES-RIVERSIDE-ORANGE            2
COUNTY:
Glen Helen Blockbuster Pavilion ...           Amphitheater              25-year lease that expires July 1,          25,000(2)
                                                                        2018
Irvine Meadows Amphitheater .......           Amphitheater              Facility owned; 20-year land lease           15,500
                                                                        that expires February 28, 2017
Thousand Oaks Civic Arts Plaza ....           Theater                   5-year exclusive booking agent that           1,800
                                                                        expires May 2003
CHICAGO-GARY-KENOSHA:                   3
The Palace Theater(3) ............            Theater                   50% partnership interest in 49-year           2,350
                                                                        lease that expires May, 2048
Rosemont Horizon ..................           Arena                     10-year consulting agreement that            17,500
                                                                        expires January 1, 2009 (4)
Rosemont Theater ..................           Theater                   10-year consulting agreement that             4,000
                                                                        expires January 1, 2009 (4)
The World Music Theatre............           Amphitheater              50% interest in 19-year lease that           28,000
                                                                        expires December, 2013 and 19-year
                                                                        booking and management agreement
                                                                        that expires November, 2013
WASHINGTON-BALTIMORE:                   4
Nissan Pavilion at Stone Ridge ....           Amphitheater              20-year lease that expires June 9,           25,000
                                                                        2014
Merriweather-Post Pavilion.........           Amphitheater              10-year lease that expires December          18,000
                                                                        31, 2007
SAN FRANCISCO-OAKLAND-SAN JOSE:         5
Shoreline Amphitheater ............           Amphitheater              Facility owned; land lease expires           22,000
                                                                        November 30, 2021
Concord Pavilion ..................           Amphitheater              10-year exclusive outside booking            12,500
                                                                        agent until December 31, 2005
Greek Theater .....................           Theater                   4-year promotion agreement that               8,500
                                                                        expires October 31, 2002
Warfield Theatre ..................           Theater                   10-year lease that expires May 31,          2,250(5)
                                                                        2008
Fillmore Auditorium ...............           Theater                   10-year lease that expires August             1,249
                                                                        31, 2007
Punch Line Comedy Club ............           Club                      5-year lease that expires September            175
                                                                        15, 2001
PHILADELPHIA-WILMINGTON-                6
 ATLANTIC CITY:
Blockbuster/SONY Music                        Amphitheater              31-year lease that expires September         25,000
 Entertainment Centre at the                                            29, 2025
Waterfront ........................

BOSTON-WORCESTER-LAWRENCE:              7

Tweeter Center for the Performing             Amphitheater              Owned                                        19,500
Arts ..............................
Bank Boston Pavilion (formerly                Amphitheater              Five- year license agreement that             5,000
Harborlights Pavilion).............                                     expires January 29, 2004
Orpheum Theatre ...................           Theater                   4-year operating agreement that               2,700
                                                                        expires December 31, 2000
Avalon ............................           Club                      5-year exclusive booking agreement            1,350
                                                                        that expires June 30, 2003
Charles Playhouse (main stage) ....           Theater                   Owned                                          525
Charles Playhouse (basement) ......           Theater                   Owned                                          200
Wilbur Theatre ....................           Theater                   5-year lease that expires August 25,          1,223
                                                                        2001
Colonial Theatre ..................           Theater                   8-year lease that expires August 31,          1,704
                                                                        2001



                                    MARKET    TYPE OF                                                                 TOTAL
MARKET AND VENUE                    RANK(1)   VENUE                     SFX'S INTEREST                         SEATING CAPACITY
----------------                    -------   -------                   --------------                         -----------------
DETROIT-ANN ARBOR-FLINT:                8
Pine Knob Music Theatre ...........           Amphitheater              Preferred booking arrangement                16,646
The Palace at Auburn Hills ........           Arena                     Preferred booking arrangement               15,000(6)
Detroit State Theatre                         Theater                   Exclusive booking arrangement                74,075
Meadowbrook Amphitheater                      Amphitheater              Exclusive booking arrangement                18,850
DALLAS-FORT WORTH:                      9
Starplex Amphitheater .............           Amphitheater              32.5% partnership interest in                20,500
                                                                        31-year lease that expires December
                                                                        31, 2028
HOUSTON-GALVESTON-BRAZORIA:            10
Cynthia Woods Mitchell Pavilion ...           Amphitheater              15-year management contract that             13,000
                                                                        expires December 31, 2009
Aerial Theater at Bayou Place .....           Theater                   50% partnership interest in 10-year           2,800
                                                                        lease that expires December 31, 2007
ATLANTA:                               11
Lakewood Amphitheater .............           Amphitheater              32.5% partnership interest in                19,000
                                                                        35-year lease that expires January
                                                                        1, 2019
Chastain Park Amphitheater ........           Amphitheater              10-year lease that expires December           7,000
                                                                        31, 2000
Roxy Theater ......................           Club                      7-year lease that expires March 31,           1,500
                                                                        2004
Cotton Club .......................           Club                      Presently month-to-month relocating            650
                                                                        to new premises under 10-year lease
                                                                        that expires July 31,  2009
MIAMI-FORT LAUDERDALE:                 12
Sunrise Musical Theatre ...........           Theater                   Owned                                         3,968
Parker Playhouse ..................           Theater                   4-year exclusive booking agreement            1,185
                                                                        that expires October 17, 2000
SEATTLE-TACOMA-BREMERTON:              13


White River Amphitheatre (7).......           Amphitheater              Long-term management agreement               20,000
PHOENIX-MESA:                          16

Desert Sky Blockbuster                        Amphitheater              60-year lease that expires June 30,          19,900
 Pavilion .........................                                     2049
ST. LOUIS:                             18
Riverport Amphitheater ............           Amphitheater              Owned                                        21,000
American Theater ..................           Theater                   10-year lease that expires July 31,           2,000
                                                                        2004
Westport Playhouse ................           Theater                   Year-to-year lease, that expires May          1,100
                                                                        31, 1999
PITTSBURGH:                            19
Star Lake Amphitheater ............           Amphitheater              45-year lease that expires December          22,500
                                                                        31, 2034
I.C. Light Amphitheater ...........           Amphitheater              License agreement that expires                4,235
                                                                        December 31, 2004
DENVER:                                21
Mammoth Events Center .............           Theater                   Owned                                         3,000
CINCINNATI:                            23
Bogart's...........................           Club                      5-year lease that expires August 31,          1,450
                                                                        2002
Crown Arena........................           Arena                     1/3 ownership interest of arena, and         16,200
                                                                        5-year management agreement that
                                                                        expires February 12, 2002



                                    MARKET    TYPE OF                                                                 TOTAL
MARKET AND VENUE                    RANK(1)   VENUE                     SFX'S INTEREST                         SEATING CAPACITY
----------------                    -------   -------                   --------------                         -----------------
Riverbend Amphitheater.............           Amphitheater              13-year management and booking               19,000
                                                                        agreement that expires after 2011
                                                                        season
Taft Theater.......................           Theater                   10-year lease that expires July 31,           2,500
                                                                        2005

KANSAS CITY:                           24

Sandstone Amphitheater ............           Amphitheater              10-year lease that expires December          18,000
                                                                        31, 2002
Starlight Theater .................           Theater                   Concert presentation agreement that           9,000
                                                                        expires September 30, 2000
Memorial Hall .....................           Theater                   5-year management contract that               3,000
                                                                        expires January 1, 2004
MILWAUKEE-RACINE:                      25

Marcus Amphitheater ...............           Amphitheater              50% partnership in lease that                22,828
                                                                        expires in 2000
Modjeska Theater ..................           Theater                   Exclusive booking                             1,800
Alpine Valley Music Theatre........           Amphitheater              50% interest in 26-year lease that           35,000
                                                                        expires August 31, 2019; 19-year
                                                                        booking and management agreement
                                                                        that expires November, 2013
SACRAMENTO-YOLO:                       26
Punch Line Comedy Club ............           Club                      9-year lease that expires December             245
                                                                        31, 2000
Yuba County Amphitheatre (7) ......           Amphitheater              Owned                                        18,500
NORFOLK-VIRGINIA BEACH-NEWPORT         27
NEWS:
GTE Virginia Beach Amphitheater ...           Amphitheater              30-year lease that expires in 2026           20,000
The Boathouse .....................           Concert Hall              Lease that expires in 2013                    2,460
The Abyss                                     Club                      Exclusive booking                               900
INDIANAPOLIS:                          28
Deer Creek Music Center ...........           Amphitheater              Owned                                        21,000
Murat Theatre .....................           Theater and Ballroom      50-year lease that expires August             2,700
                                                                        31, 2045
COLUMBUS:                              30
Polaris Amphitheater ..............           Amphitheater              Owned                                        20,000
CHARLOTTE-GASTONIA-ROCK HILL:          32
Charlotte Blockbuster Pavilion ....           Amphitheater              Owned                                        18,000
HARTFORD:                              37
Meadows Music Theater .............           Amphitheater              Facility owned; land lease that              25,000
                                                                        expires September 13, 2034
Oakdale Theater ...................           Theater                   Facility owned; 15-year land lease            4,800
                                                                        that expires June 3, 2013
NASHVILLE:                             40
Starwood Amphitheater .............           Amphitheater              Owned                                        17,000
ROCHESTER:                             41
Finger Lakes Amphitheater .........           Amphitheater              Year to year co-promotion agreement          12,700
                                                                        that expires December 31, 1999
Harro East Theater ................           Theater                   7-year exclusive booking agreement            1,050
                                                                        that expires November 4, 2005
RALEIGH-DURHAM-CHAPEL HILL:            45
Alltel Pavilion at Walnut Creek....           Amphitheater              40-year lease that expires October           20,000
                                                                        31, 2030



                                    MARKET    TYPE OF                                                                 TOTAL
MARKET AND VENUE                    RANK(1)   VENUE                     SFX'S INTEREST                         SEATING CAPACITY
----------------                    -------   -------                   --------------                         -----------------
WEST PALM BEACH-BOCA RATON:            48
SONY Music/Blockbuster                        Amphitheater              Lease that expires December 31, 2005         20,000
 Coral Sky Amphitheater ...........
Royal Poinciana Playhouse .........           Theater                   6-year lease that expires October              878
                                                                        31, 2004
LOUISVILLE:                            49
Palace Theatre ....................           Theatre                   50% ownership                                 2,700
ALBUQUERQUE:                           62
Mesa Del Sol Centre (7)............           Amphitheater              Owned                                        15,000
SPRINGFIELD:                           70
Tanglewood ........................           Amphitheater              Exclusive booking agreement that             13,802
                                                                        expires July 27, 1999
RENO:                                  125
Reno Hilton Amphitheater ..........           Amphitheater              4-year exclusive promotion agreement          8,500
                                                                        that expires December 31, 2001

----------------------------------------

(1) Based on the July 1996 population of metropolitan statistical areas as set forth in the Internet Press Release, dated December 1997, by the Population Estimates Program, Population Division, U.S. Bureau of the Census. Excludes venues where SFX sells subscriptions for touring Broadway shows.

(2) Additional seating of approximately 40,000 is available for certain events.

(3)  Venue is closed for renovation and is scheduled to re-open in Summer 1999.

(4) Consulting agreement provides for booking, group sales and marketing consultation services. Venue is available for rental by all promoters.

(5)  Most shows have standing room, which increases capacity.

(6)  Additional seating of approximately 5,000 is available for certain events.

(7)  Venue is currently under development.

         Because SFX operates a number of its venues under leasing or booking agreements, its long-term success will depend on its ability to renew these agreements when they expire or end. There can be no assurance that it will be able to renew these agreements on acceptable terms or at all, or that it will be able to obtain attractive agreements with substitute venues.

         Sponsorships and Advertising

         To maximize revenues, SFX actively pursues the sale of local, regional and national corporate sponsorships, including naming venues such as the BankBoston Pavilion (formerly known as the Harborlights Pavilion). In addition, SFX designates "official" event or tour sponsors, credit card companies, phone companies, film manufacturers and radio stations, among others. Sponsorship arrangements can provide significant additional revenues at negligible incremental cost, and many of SFX's venues currently have no sponsorship arrangements in many of the available categories, including naming rights. SFX believes that the national venue network it has assembled will likely attract a larger number of major corporate sponsors and enable SFX to sell national sponsorship rights at a premium over local or regional sponsorship rights. SFX also pursues the sale of corporate advertising at its venues, and believes that it has substantial billboard and other advertising space available that it has not yet begun to utilize. SFX also believes that its relationships with advertisers will enable it to better utilize available advertising space, and that the aggregation of its audiences nationwide will create the opportunity for advertisers to access a nationwide market.

         Competition and Seasonality

         SFX competes with other venues in markets where SFX owns or operates a venue, and competes with venues in markets where SFX does not own or operate a venue for dates for popular national tours. Consequently, touring artists have significant alternatives to SFX venues in scheduling tours. In addition, in the markets in which SFX promotes musical concerts, it faces competition from other local, regional or national promoters, as well as from certain artists that promote their own concerts. SFX believes that barriers to entry into the promotion services business are low, and that certain local promoters are increasingly expanding the geographic scope of their operations.

         SFX's outdoor venues are primarily used in the summer months and do not generate substantial revenue in the late fall, winter and early spring. Similarly, the musical concerts that SFX promotes largely occur in the second and third quarters.

      Theater

     SFX produces touring and original Broadway shows by acquiring the stage and touring rights from authors or owners, hiring the creative and technical staff, assembling the cast, and arranging for the construction and design of sets and costumes. Touring Broadway shows are typically revivals of previous commercial successes or new productions of theatrical shows currently playing on Broadway in New York City. SFX invests in original Broadway productions as a lead producer or as a limited partner in productions produced by others. Frequently, SFX obtains touring rights and favorable scheduling for the productions in order to distribute them across its presenting network. SFX generally invests from $150,000 to $750,000 in the productions. In addition, SFX owns certain theaters in which the touring Broadway shows are presented. See "--Venue Operations."

                The touring Broadway show production and presentation industry is highly fragmented. SFX believes it is the largest multiple-market producer and presenter of touring Broadway shows in the United States. After giving effect to the 1998 and 1999 Acquisitions, SFX would have had a producing interest or investment in the following shows for 1998 and/or 1999, among others:

SHOW TITLE                         TYPE                       SFX'S INVOLVEMENT
----------                         ----                       -----------------
Big                                Touring                       Production
Blue Man Group                     Boston                        Production
Blues Clues                        Touring                       Production
Cabaret                            Touring                       Production
The Civil War                      Broadway                      Production
Evita                              Touring                       Production
Fame                               Touring                       Production
Fiddler on the Roof                Touring                       Production
The Gin Game                       Touring                       Production
Harmony                            Development                   Production
Havana                             Development                   Production
Jekyll & Hyde                      Broadway & Touring            Production
Rugrats, A Live Adventure          Touring                       Production
Smokey Joe's Cafe                  Touring                       Production
Sunset Blvd.                       Touring                       Production
The Sound of Music                 Broadway                      Production
Tony and Tina's Wedding            Touring                       Production
Victor, Victoria                   Touring                       Production
West Side Story                    Touring (US & UK)             Production
A Chorus Line                      Touring (US & UK)             Investment
Annie                              Touring                       Investment
Cirque Ingenieux                   Touring                       Investment
Chicago                            Broadway, Touring (UK)        Investment
Death of a Salesman                Broadway                      Investment
Fascinating Rhythm                 Broadway                      Investment
Footloose                          Broadway & Touring            Investment
Rent                               Broadway & Touring            Investment
Steel City                         Touring                       Investment
Swan Lake                          Broadway                      Investment
You're a Good Man, Charlie Brown   Broadway                      Investment

         SFX believes that there are approximately 50 domestic markets that can provide the potential audience and gross ticket revenues for a full scale touring Broadway show to be profitable, and an additional 50 markets where smaller scale productions with shorter runs can be presented profitably. These cities have only a limited number of venues that can accommodate a touring Broadway show.

         SFX currently sells subscription series for its touring Broadway shows in the following 38 markets that maintain active touring schedules:

Albuquerque, NM                  Costa Mesa, CA                 Minneapolis, MN           San Antonio, TX
Atlanta, GA                      Dallas, TX                     Nashville, TN             Seattle, WA
Austin, TX                       Eugene, OR                     New Orleans, LA           Tampa, FL
Baltimore, MD                    Ft. Lauderdale, FL             Omaha, NE                 Tempe, AZ
Boise, ID                        Houston, TX                    Orlando, FL               Wallingford, CT
Boston, MA                       Indianapolis, IN               Palm Beach, FL            Wichita, KS
Chicago, IL                      Jacksonville, FL               Pensacola, FL             Ottawa, Canada
Cincinnati, OH                   Louisville, KY                 Pittsburgh, PA            Edmonton, Canada
Colorado Springs, CO             Miami, FL                      Portland, OR
Columbus, OH                     Milwaukee, WI                  Salt Lake City, UT

         Competition and Seasonality

         SFX competes with a number of other entities to acquire the rights to produce and/or present Broadway and touring Broadway theatrical shows, including such large national competitors as Walt Disney Theatrical Productions, Really Useful Group Ltd., Cameron Mackintosh, The Nederlander Organization and Dodger Endemol Theatricals. In addition, SFX competes with many smaller local and regional presenters. As a producer of a Broadway show, SFX competes with producers of other Broadway shows for box office sales, talent and theatre space. As the producer of a touring show, SFX competes with producers of other touring Broadway shows to book the production in desirable presentation markets.

         The Theatrical presenting season generally runs from September through May.

         SPORTS

         Upon consummation of the FAME acquisition in June 1998, SFX became a leading full-service provider of marketing and management services, specializing in the representation of team sports athletes, primarily in professional basketball. SFX expanded its presence in the sports industry through its acquisition of ISI in February 1999 and Marquee in March 1999. ISI is a full service sports marketing company which offers an extensive array of services, including athlete marketing and representation. Marquee represents over 500 professional athletes, broadcasters, musicians and entertainers and its services encompass the negotiation of employment agreements and the creation and evaluation of endorsement, promotional and other business opportunities for such personalities. SFX's sports segment primarily generates revenues through the negotiation of professional sports contracts and endorsement contracts for its clients. SFX's clients have endorsed products for companies such as Nike, McDonald's, Coca-Cola and Chevrolet. In addition, SFX generates a small portion of its sports-related revenues by providing certain financial management and planning services to its clients, through its investment affiliate that was also acquired in the FAME acquisition and which is a registered investment advisor. SFX's sports segment also generates revenues from the sale of entitlements or naming rights to third party venues. SFX believes that it will be able to capitalize on the synergies, which exist between the representation of athletes in corporate marketing opportunities and the sale of corporate sponsorships and other marketing rights at its existing venues.

         SFX's sports segment has derived a significant portion of its revenues to date from a small number of its clients, primarily in professional basketball. SFX estimates that five of FAME's basketball clients accounted for approximately 27% of SFX's sports related revenue for the year ended December 31, 1998. On a pro forma basis giving effect to the ISI and Marquee acquisitions the same five clients would have accounted for approximately 5% of SFX's sports-related revenues for the same period. The amount of endorsement and other sports related revenues that these clients generate is a function of, among other things, the clients' professional performance and public appeal. Factors beyond SFX's control, such as injuries to clients, declining skill or labor unrest, among others, could have a material adverse affect on SFX's operations. Representation agreements with clients are generally for a term of one year with automatic renewal options. A significant number of SFX's representation agreements are terminable on 15 days' notice, although SFX would continue to be entitled to the revenue streams generated during the remaining term of any contracts that it negotiated. The termination or expiration of SFX's contracts with certain clients could have a material adverse affect on SFX's operations.

         The owners of the teams in the NBA locked out their players from participation in league activities from July 1, 1998, to January 6, 1999, which caused cancellation of some of the games for the 1998/1999 basketball season. This NBA season began on February 5, 1999, with a reduced game schedule. The cancellation of over 30 games per team for the current NBA season had a negative impact on FAME's revenues and EBITDA.

         SFX's sports segment also produces over 350 motor sports events, such as monster truck events, tractor pulls, mud races, demolition derbies and motor cross races, and designs tracks and other elements for those events.

         Competition and Seasonality

         The marketing and athlete representation industry is highly competitive. SFX's competitors include several large companies, such as Advantage International and International Management Group. In addition, SFX competes with several smaller entities. In the specialized motor sports industry, SFX generally competes with various local and regional companies.

                The sports marketing and athlete representation businesses primarily earn revenue ratably over the year, whereas the motor sports business operates primarily in the winter.

         FAMILY ENTERTAINMENT AND OTHER

         SFX formed its family entertainment segment in the fourth quarter of 1998. SFX's family entertainment segment produces and presents family-oriented entertainment such as children's theatrical shows, dance shows, ice-skating, and gymnastics shows. In 1998, SFX's family entertainment segment produced and presented events such as The Magic of David Copperfield and Lord of the Dance both domestically and internationally. The family entertainment segment also produces ice skating and gymnastics television specials and tours such as Ice Wars and the Reese's Rock n' Roll Gymnastics Championship. In 1999, SFX will produce and present the Radio City Christmas Spectacular in Chicago and Mexico City and will open a new themed attraction in Orlando, Florida named "Titanic Ship of Dreams."

         In addition, SFX provides a variety of marketing and consulting services derived from or complementary to its live entertainment operations, including local, regional and national live marketing programs and subscription or fee based radio and music industry data compilation and distribution. Live marketing programs are generally specialized advertising campaigns designed to promote a client's product or service by providing samples or demonstrations in a live format, typically at malls and college campuses. Additionally, SFX believes that it is one of the leading producers of national mall touring events, producing over 65 events every year in the country's shopping malls. These events, either in stores or mall congregation areas, are designed to promote brand awareness and drive follow-up sales. SFX believes that, along with mall events, it is one of the industry leaders in events produced on college campuses.

         SFX is also engaged in music marketing, research and artist development activities, and is a publisher of trade magazines for radio broadcasters, music retailers, performers and record industry executives. Each of SFX's magazines focuses on research and insight common to a specific contemporary radio format. SFX also provides radio airplay and music retail research services to record labels, artist managers, retailers and radio broadcasters.

         SFX, through Network, creates and distributes network radio special events and live concert programming for over 400 music radio stations in the top 200 United States radio markets. Additionally, SFX produces eight daily radio "show prep" services that stations use to supplement in-house content production. Network also provides consulting and entertainment marketing services to corporate clients with music business interests.

         Competition and Seasonality

         For a description of the competition with respect to SFX's Family Entertainment business, see "--Theater--Competition and Seasonality." SFX's marketing and consulting business generally competes with other specialized promotion agencies, such as Momentum, GMR, Market Source and Super Marketing. SFX's radio trade publications and related market research business generally competes with other such publications, including Radio & Records and Hits Magazine.

         The family entertainment and other segment generally earns revenue ratably over the year.

AGREEMENTS WITH TICKETMASTER AND OGDEN

               On November 13, 1998, SFX and Ticketmaster entered into a binding agreement pursuant to which SFX granted Ticketmaster the exclusive right to sell and distribute tickets for SFX's events worldwide. SFX is currently evaluating its existing internal ticket operations, which were acquired in the 1998 Acquisitions; however, SFX does not believe that its ticketing operations are material to its financial condition or results of operation.

         On December 23, 1998, SFX and Ogden Corporation entered into a long-term agreement pursuant to which Ogden will become the exclusive food and beverage concessionaire at all entertainment venues owned or controlled by SFX. SFX anticipates that the revenues associated with its ticket and food and beverage sales will increase in 1999 as a result of these agreements.

OPERATING STRATEGY

         SFX's principal objectives are to maximize revenue and cash flow growth opportunities by being a leading promoter and producer of live entertainment events and a leading provider of talent representation services and owning and/or operating leading live entertainment venues in the United States. SFX's specific strategies include the following:

         Own And/Or Operate Leading Live Entertainment Venues in Nation's Top 50 Markets

         A key component of SFX's strategy is to own and/or operate a network of leading live entertainment venues in the nation's top 50 markets. SFX believes that this strategy will enhance its ability to:

     o utilize its nationwide venue footprint, significant industry expertise and access to a large aggregate audience to secure more events and distribute content on a national scale;

     o sell additional products and maximize numerous other related revenue sources, including sponsorships and other marketing opportunities;

     o position itself to produce national tours by leading performers to capture a greater percentage of revenues from those tours;

     o encourage wider use by performers of SFX's venues by providing centralized access to a nationwide network of venues; and

     o take advantage of economies of scale to increase, for example, concession and related revenues.

         SFX believes that it controls the largest network of venues used principally for music concerts and other live entertainment events in the United States. SFX wholly or partially owns and/or operates under lease or exclusive booking arrangements 82 venues, including 16 amphitheaters in the top 10 markets.

         Maximize Ancillary Revenue Opportunities

         SFX intends to enhance revenues and cash flows by maximizing revenue sources arising from and related to its leadership position in the live entertainment business. Management believes that these related revenue sources generally have higher margins than promotion and production revenues and include, among others, the sale of corporate sponsorship, naming and other rights, concessions, merchandise, parking and other products and services and the sale of rights to advertise to SFX's large aggregate national audience. Categories available for sponsorship arrangements include the naming of the venue itself and the designation of "official" event or tour sponsors, concessions providers, credit card companies, phone companies, film manufacturers and radio stations, among others. Sponsorship arrangements can provide significant additional revenues at negligible incremental cost, and many of SFX's venues currently have no sponsorship arrangements in many of the available categories, including naming rights. SFX also intends to maximize related revenues by developing and exploiting intellectual property rights associated with its production of musical concert tours and themed events such as regional music festivals and branded characters created as an integral part of the content, marketing and merchandising of certain motor sports events. In addition, SFX intends to develop Internet opportunities, including affinity clubs, through the creation of a common SFX web site.

         SFX has recently entered into memoranda of understanding covering the sale of naming rights with respect to four venues. SFX has also recently entered into approximately 20 national sponsorships with respect to national tours arranged by SFX or for the exploitation of the SFX national network of venues. The majority of these sponsorships are for clients that are either new to SFX or to the entertainment industry generally.

         Exploit Synergies of the Acquired Businesses

         SFX plans to maximize revenues by exploiting synergies among, and incorporating the best business practices of, its various businesses. SFX also intends to exploit synergies resulting from the consolidation of venue ownership and SFX's expanding overall size. For example, SFX believes that the radio industry trade publications of Network will enable SFX to introduce new acts and new musical releases to radio programming directors nationwide. This exposure can enhance recorded music sales and, in turn, music concert attendance, particularly for artists having relationships with SFX. In addition, SFX believes that it will be able to capitalize on the cross-marketing opportunities that may arise by virtue of representing prominent team athletes while selling corporate sponsorships and other marketing rights at its existing venues.

         Increase Use of Venues; Diversification of Acts and Venues

         Typically, a venue is not used for many of the dates available for live entertainment events in any given season. SFX believes that it will be able to increase the utilization of its venues through:

o        its ability to affect scheduling on a nationwide basis;
o        its local knowledge, relationships and expertise; and
o its presentation of a variety of additional events, including comedy acts, magic acts, motivational speeches, national figure skating and gymnastics competitions and exhibitions and bull riding competitions, among others.

         SFX believes that a diversified portfolio of performers, events and venues reduces reliance on the commercial success of any one performer, event or venue.

         Innovative Event Marketing

         SFX plans to use innovative event marketing to increase admissions, sponsorship and advertising revenues and to develop ticketing strategies more accurately reflecting demand, resulting in increases in both lower prices and premium priced tickets. In particular, SFX believes that it can increase the profitability of its venues by offering premium ticket packages, including:

     o season ticket packages that include amenities such as preferred seating, VIP parking, waiter service, private club and/or "upscale" concession menus;

     o subscription series packages, allowing customers to purchase tickets for a set of performances; and

     o preferred seating, such as box seating and VIP seating areas, which typically generate higher revenues per seat.

         SFX acquired market research and audience demographics databases through certain of the 1998 Acquisitions. These databases, when combined with SFX's existing audience data collection efforts, will permit highly-effective targeted marketing, such as direct-mail and subscription series campaigns, which SFX believes will increase ticket pre-sales and overall sales in a cost-efficient manner.

         Strict Cost Controls; Nationally Coordinated Booking, Marketing & Accounting

         SFX's senior management imposes strict financial reporting requirements and expense budget limitations on all of its businesses, enabling senior management to monitor the performance and operations of all of its businesses, to eliminate duplicative administrative costs and to realize expense savings. Moreover, SFX believes that its size will enable it to achieve substantial economies of scale by:

     o completing the implementation of a nationally coordinated booking system for contracting for and scheduling acts, while continuing to utilize the substantial local expertise of the acquired businesses;

     o establishing a centralized marketing team to exploit ancillary revenue streams on local, regional and national levels, including from sponsorship, advertising and merchandising opportunities; and

     o    implementing a centralized accounting system.

         Pursue Complementary Acquisition Opportunities

         The live entertainment business is characterized by numerous participants, including booking agents, promoters, producers, venue owners and venue operators, many of which are entrepreneurial, capital-constrained local or regional businesses that do not achieve significant economies of scale from their operations. SFX believes that the fragmented nature of the industry presents attractive acquisition opportunities, and that its larger size will provide it with improved access to the capital markets that will give it a competitive advantage in implementing its acquisition strategy. Through consolidation, SFX believes that it will be better able to coordinate negotiations with performers and talent agents, addressing what SFX believes is a growing desire among performers and talent agents to deal with fewer, more sophisticated promoters. SFX intends to pursue additional strategic acquisitions of:

     o    amphitheaters and other live entertainment venues;

     o local and regional promoters and producers of music concert, theatrical, specialized motor sports and other live entertainment events; and

     o    companies in the sports marketing and talent representation industry.

         SFX is currently in the process of negotiating certain additional acquisitions of live entertainment and related businesses; however, it has not entered into definitive agreements with respect to any of such acquisitions and there can be no assurance that it will do so.

REGULATORY MATTERS

         Because SFX relies on acquisitions of existing businesses and assets for its growth, restrictions imposed by local, state and federal regulatory, licensing, approval and permit requirements, including those relating to zoning, operation of public facilities, consumer protection and antitrust, will significantly affect its ability to acquire and operate its business. For example, the Federal Trade Commission and the Antitrust Division of the U.S. Department of Justice have the authority to challenge SFX's acquisitions on antitrust grounds before or after the acquisitions are completed. Each state where SFX operates may also challenge an acquisition under state or federal antitrust laws. SFX may be unable to obtain the licenses, approvals and permits it requires, including approvals under the HSR Act, from time to time to acquire and operate live entertainment businesses in accordance with its expansion strategy.

         SFX received a preliminary inquiry from the Department of Justice seeking information on SFX's acquisitions of live entertainment venues and businesses throughout the United States. The Department of Justice is investigating whether these acquisitions might give SFX undue market power in producing, promoting or exhibiting live entertainment events. No assurances can be given regarding the outcome of this inquiry.

EMPLOYEES

         As of December 31, 1998, SFX had approximately 1,200 full-time employees. Giving effect to the 1999 Acquisitions, SFX has approximately 1,650 full-time employees. SFX will also, from time to time, hire or contract for part-time or seasonal employees or independent contractors, although its staffing needs will vary. Management believes that its relations with its employees are good. A number of the employees of SFX are covered by collective bargaining agreements.

ITEM 2.  PROPERTIES

         SFX's executive offices are located at 650 Madison Avenue, 16th Floor, New York, New York 10022. SFX wholly or partially owns and/or operates 82 venues as more fully described under "Item 1. Business--Business Segments of SFX--Music--Venue Operations." In addition, SFX owns or leases office space throughout the United States and abroad in connection with its operations.

ITEM 3.  LEGAL PROCEEDINGS

         In a complaint filed October 8, 1998 in the Superior Court of the State of California, Los Angeles County, Universal Concerts II, Inc., a California corporation formerly named MCA Concerts II, Inc., brought suit against PACE Amphitheaters, Inc., PACE Entertainment Group, Inc., SFX Entertainment, Inc., Brian Becker and Allen Becker. The complaint alleged, among other things, that SFX's acquisitions of PACE and Concert/Southern caused breaches of PACE's various agreements with Universal. The complaint alleged that PACE is in breach of a co-promotion agreement, that Brian and Allen Becker are in breach of non-competition agreements and that SFX has intentionally interfered with contracts between the plaintiff and certain of the defendants. The defendants have removed the case from the State Court to the Federal Court for the Central Division of California and have answered the complaint denying liability. Although the lawsuit seeks damages in an unspecified amount, in SFX management's view, the realistic amount in controversy is not material to the business or prospects of SFX. The defendants intend to defend the case vigorously.

         On November 20, 1998, a group of plaintiffs filed a complaint against 11 talent agencies and 29 promoters, including SFX and several of its subsidiaries. According to the complaint, the plaintiffs are five individual African-Americans and five corporations owned by such individuals. The compliant alleges action by the defendants to exclude African-Americans from promoting concerts and seeks injunctive relief and damages for civil rights and antitrust violations. The focus of the action appears to be industry-wide, rather than specifically directed at SFX. SFX intends to defend the action vigorously.

         Although SFX is involved in several suits and claims in the ordinary course of business, it is not currently a party to any legal proceeding that it believes would have a material adverse effect on its business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the stockholders during the fourth quarter of 1998.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF CLASS A COMMON STOCK

         Since April 21, 1998, SFX's Class A Common Stock has been quoted on Nasdaq National Market under the symbol "SFXE." Between April 21, 1998 and April 27, 1998, the Class A Common Stock traded on a when-issued basis in which shares can be traded before certificates are actually issued. Between February 18, 1998 and April 20, 1998, the Class A Common Stock traded on a when-issued basis on the over-the-counter market under the symbol "SFXAV." The Class B Common Stock is not publicly traded.

         The following table sets forth the high and the low closing bid information for the shares of Class A Common Stock as reported on the over-the-counter market through April 20, 1998, and as reported by the Nasdaq National Market subsequent to such date. Bid quotations reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.


                                                       CLASS A COMMON STOCK
                                                  --------------------------
1998                                                HIGH              LOW
                                                  --------          --------
First Quarter, since February 18, 1998            $25 1/4           $19 5/8
Second Quarter                                     45 7/8            25
Third Quarter                                      55                26 15/16
Fourth Quarter                                     54 7/8            22 5/8

         On March 24, 1999, the last reported sales price of the Class A Common Stock on the Nasdaq National Market was $55.00 per share. As of March 24, 1999, SFX had 228 holders of record of the Class A Common Stock and two holders of record of the Class B Common Stock.

DIVIDEND POLICY

         SFX has no present plans to declare any dividends on common stock. The terms of SFX's note indentures significantly restrict, and the Senior Credit Facility prohibits, SFX's ability to pay dividends on common stock in the future. The decision to declare a dividend and the amount thereof, if any, will be in the sole discretion of the board of directors of SFX.

RECENT SALES OF UNREGISTERED SECURITIES

         On November 25, 1998, SFX sold $200.0 million in aggregate principal amount of its 9 1/8% Senior Subordinated Notes due 2008. Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., Bank Boston Robertson Stephens Inc. and BNY Capital Markets, Inc. were the initial purchasers of the notes and resold the notes to certain "qualified institutional buyers," as defined in Rule 144A of the Securities Act, and outside the United States to certain persons in reliance upon Regulation S promulgated under the Securities Act. The aggregate cash offering price of the notes was $200.0 million. SFX relied upon an exemption from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering. SFX has filed a registration statement under the Securities Act with respect to an exchange offer of the existing Notes for a new series of Notes substantially identical to the existing Notes. The registration statement has not yet been declared effective by the Securities and Exchange Commission.

ITEM 6.  SELECTED COMBINED FINANCIAL DATA OF THE COMPANY

         The Selected Consolidated Financial Data of SFX includes the historical financial statements of Delsener/Slater and affiliated companies, the predecessor of SFX, for each of the three years ended December 31, 1996 and the historical consolidated financial statements of SFX for each of the years ended December 31, 1998 and 1997. The financial information has been derived from the audited and unaudited financial statements of SFX and Delsener/Slater, and should be read in conjunction therewith.

                                                                            YEAR ENDED DECEMBER 31,
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                            ----------------------------------------------------------------------------------------
                                                                 PREDECESSOR
                                            -------------------------------------------------------
                                                  1994              1995              1996               1997             1998
                                                  ----              ----              ----               ----             ----
STATEMENT OF OPERATIONS DATA:
Revenue                                          $92,785           $47,566           $50,362            $96,144        $ 884,286
Cost of revenue                                   83,361            39,691            41,584             73,881          678,756
Selling, general and administrative expenses       7,237             7,487             9,102              9,536          111,748
Depreciation & amortization (1)                      755               750               747              5,431           62,197
Corporate expenses (2)                                 -                 -                 -              2,206           11,194
Non-cash charges                                       -                 -                 -                  -           34,051
Non-recurring charges                                  -                 -                 -                  -            5,600
                                             ---------------- ----------------- -----------------  ----------------- ---------------

Operating income (loss)                            1,432              (362)           (1,071)             5,090          (19,260)
Interest expense                                    (144)             (144)              (60)            (1,590)         (50,759)
Other income, net                                    138               178               198                295            2,455
Equity income (loss) from investments                 (9)              488               524                509            4,630
                                             ---------------- ----------------- -----------------  ----------------- --------------
Income (loss) before income taxes                  1,417               160              (409)             4,304          (62,934)
Provision for income taxes                             5                13               106                490            3,000
                                             ---------------- ----------------- -----------------  ----------------- ---------------
Net income (loss)                                $ 1,412             $ 147            $ (515)            $3,814        $ (65,934)
                                             ================ ================= =================  ================= ===============
Net income (loss) per common share                                                                       $  .26        $   (2.75)
                                                                                                   ================= ===============

OTHER OPERATING DATA:
EBITDA (3)                                       $ 2,187              $ 388           $ (324)           $10,521         $ 42,937
                                             ================ ================= =================  ================= ===============

CASH FLOW FROM:
Operating activities                             $ 2,959           $ (453)           $ 4,214            $ 1,005         $ 27,441
Investing activities                                   -                -               (435)           (73,296)        (891,920)
Financing activities                                (477)            (216)            (1,431)            78,270          906,521

BALANCE SHEET DATA:
Current assets                                    $4,453           $3,022             $6,191            $11,220         $148,733
Property and equipment, net                        3,728            2,978              2,231             59,685          292,626
Intangible assets, net                             --                 --               --                60,306          898,433
Total assets                                       8,222            6,037              8,880            146,942        1,383,452
Current liabilities                                3,423            3,138              7,973             22,437          163,414
Long-term debt, including current  portion
                                                   1,830                _                  _             16,178          773,776
Temporary equity                                       _                _                  _                  _           16,500
Stockholders' equity                               2,969             2,900               907            102,144          378,536

(1) Includes $2,406 of integration and start-up costs for the year ended December 31, 1998

(2) Net of Triathlon Broadcasting Company, a related party, fees of $1,794 and $530 for the years ended December 31, 1997 and 1998, respectively.

(3) "EBITDA" is defined as earnings before interest, taxes, other income, net equity income (loss) from investments and depreciation and amortization. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principals ("GAAP"), SFX believes that EBITDA is accepted by the entertainment industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of entertainment companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining SFX's operating performance or liquidity which is calculated in accordance with GAAP. SFX believes that the operating performance of entertainment companies, such as SFX, is measured, in part, by their ability to generate EBITDA. Further, SFX uses EBITDA as its primary indicator of operating performance and as a measure of liquidity.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of SFX should be read in conjunction with the consolidated financial statements and related notes thereto included in this report. The following discussion contains certain forward-looking statements that involve risks and uncertainties. SFX's actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed in "--Safe Harbor for Forward-Looking Statements--Risk Factors" and elsewhere in this report. SFX undertakes no obligation to publicly release the results of any revisions to these forward-looking statements made to reflect any future events or circumstances.

GENERAL

         SFX operates primarily in four major business segments within the live entertainment industry:

o the music segment, which includes booking and promoting music events and tours, producing music events and tours, owning and operating concert and other entertainment venues and selling corporate sponsorships and advertising;

o the theater segment, which includes the promotion and production of theatrical events, particularly touring Broadway shows;

o the sports segment, which includes talent representation and marketing of professional athletes and broadcasters and the promotion and production of motor sports events; and

o the family entertainment and other segment, which includes the production and promotion of family-orientated events, marketing and consulting services, publishing of music related trade magazines and the production and distribution of network radio special events and concert programming.

         Music

         SFX's concert promotion and venue operation business consists primarily of the promotion of concerts and operation of venues primarily for use in the presentation of musical events. SFX's primary source of revenues from its concert promotion activities is from ticket sales at events promoted by SFX. As a venue operator, SFX's primary sources of revenue are sponsorships, concessions, parking and other ancillary services, derived principally from events promoted by SFX.

         Revenue from ticket sales is affected primarily by the number of events SFX promotes, the average ticket price and the number of tickets sold. The average ticket price depends on the popularity of the artist whom SFX is promoting, the size and type of venue and the general economic conditions and consumer tastes in the market where the event is being held. Revenue and margins are also affected significantly by the type of contract entered into with the artist or the artist's representative. Generally, the promoter or venue operator will agree to pay the artist the greater of a minimum guarantee or a profit sharing payment based on ticket revenue, less certain show expenses. The promoter or venue operator assumes the financial risk of ticket sales and is responsible for local production and advertising of the event. However, in certain instances, the promoter agrees to accept a fixed fee from the artist for its services, and the artist assumes all financial risk. When the promoter or venue operator assumes the financial risk, all revenue and expenses associated with the event are recorded. When the artist assumes the risk, only the fee is recorded. As a result, operating margins would be significantly greater for fee-based events as opposed to events for which SFX assumes the risk of ticket sales, although profits per event would tend to be lower. Operating margins can vary from period to period.

         SFX's most significant operating expenses are talent fees, production costs, venue operating expenses, including rent, advertising costs and insurance expense. The booking of talent in the concert promotion business generally involves contracts for limited engagements, often involving a small number of performances. Talent fees depend primarily on the popularity of the artist, the ticket price that the artist can command at a particular venue and the expected level of ticket sales. Production costs and venue operating expenses have substantial fixed cost components and lesser variable costs primarily related to expected attendance.

         Theater

         SFX's theatrical operations are directed mainly towards the promotion and production of touring Broadway shows, which generate revenues primarily from ticket sales and sponsorships. SFX may also participate in ancillary revenues, such as concessions and merchandise sales, depending on its agreement with a particular local promoter/venue operator. Revenue from ticket sales is primarily affected by the popularity of the production and the general economic conditions and consumer tastes in the particular market and venue where the production is presented. To reduce its dependency on the success of any single touring production, SFX sells advance annual subscriptions that provide the purchaser with tickets for all of the shows that SFX intends to tour in the particular market during the touring season. Historically, approximately 28% of ticket sales for touring Broadway shows presented by SFX were sold through advance annual subscriptions. Subscription related revenues received before the event date are initially recorded on the balance sheet as deferred revenue; after the event occurs, they are recorded on the statement of operations as gross revenue. Expenses are capitalized on the balance sheet as prepaid event expenses until the event occurs. Subscriptions for touring Broadway shows typically cover approximately two-thirds of SFX's break-even cost point for those shows.

         Principal operating expenses related to touring shows include talent, rent, advertising and royalties. Talent costs are generally fixed once a production is cast. Rent and advertising expense may be either fixed or variable based on the arrangement with the particular local promoter/venue operator. Royalties are generally paid as a percentage of gross ticket sales.

         SFX also makes less than 50% equity investments in original Broadway productions, principally as a means to obtain the touring rights for such shows. These investments are generally accounted for using either the equity method or the cost method of accounting, based on the percentage of ownership. SFX monitors the recoverability of these investments on a regular basis, and SFX may be required to take write-offs if the original production closes or if SFX determines that the production will not recoup the investment. The timing of any write-off could adversely affect operating results in a particular quarter.

         Sports

         SFX's talent representation and marketing activities consist principally of the representation of team sports athletes and broadcasters in contract and endorsement negotiations. SFX also provides certain investment advisory services to its clients. SFX typically receives a percentage of monies earned by a player, generally approximately 4% of a player's sports contract and typically from 15% to 25% of endorsement deals. Revenue from these sources is recognized ratably over the period of the negotiated agreement. Revenue from these sources is dependent upon a number of variables, many of which are outside SFX's control, including a player's skill, health, public appeal and the appeal of the sport in which the player participates. Principal operating expenses include salaries, wages and travel and entertainment expenses.

         The owners of the teams in the NBA had locked out their players from participation in league activities and suspended the 1998-99 basketball season indefinitely, causing cancellation of some of the games for the 1998-99 basketball season. The suspension of the NBA season ended on January 6, 1999, and the NBA season began February 5, 1999 with a reduced game schedule. The cancellation of over 30 games per team for the current NBA season had a negative impact on FAME's revenues and EBITDA.

         SFX's motor sports activities consist principally of the promotion and production of specialized motor sports, which generate revenues primarily from ticket sales and sponsorships, as well as merchandising and video rights associated with producing motor sports events. Ticket prices for these events are generally lower than for theatrical or music concert events, generally ranging from $5 to $30. Revenue from these sources is primarily affected by the type of event and the general economic conditions and consumer tastes in the particular markets and venues where the events are presented. Event-related revenues received before the event date are initially recorded on the balance sheet as deferred revenue. After the event occurs, they are recorded on the statement of operations as gross revenue. Expenses are deferred on the balance sheet as prepaid event expenses until the event occurs.

         Operating expenses associated with motor sports activities include talent, rent, track preparation costs, security and advertising. These operating expenses are generally fixed costs that vary based on the type of event and venue where the event is held.

         Under certain circumstances, SFX may be required to sell either its motor sports or theatrical lines of business. See "--Safe Harbor for Forward-Looking Statements--Risks Factors--SFX may be forced to sell some of its subsidiaries which may prevent SFX from realizing the full value of these subsidiaries."

         Family Entertainment and Other

         The family entertainment segment produces and presents family-oriented entertainment such as children's theatrical shows, dance shows, ice-skating, and gymnastics shows. SFX's other principal businesses include the production and distribution of radio industry trade magazines, the production of radio programming content and show-prep material and the provision of radio air play and music retail research services. The primary sources of revenues from these activities include the sale of advertising space in its publications and the sale of advertising time on radio stations that carry its syndicated shows, subscription fees for its trade publications and subscription fees for access to its database of radio play lists and audience data. Revenues generally vary based on the overall advertising environment and competition.

         SFX also provides marketing and consulting services pursuant to contracts with individual clients for specific projects. Revenues from and costs related to these services vary based on the type of service being provided and the incremental associated costs.

FORMATION OF SFX

         SFX's predecessor, SFX Concerts, Inc., was formed in January 1997 by SFX's former parent, SFX Broadcasting, Inc. On April 27, 1998, SFX was spun-off from SFX Broadcasting and became a separate publicly-traded company. Since its formation, SFX has grown rapidly through acquisitions. The following is a summary of certain of the material businesses that SFX acquired in 1997, 1998 and 1999.

1997 ACQUISITIONS

         SFX entered the live entertainment business in January 1997 with SFX Broadcasting's acquisition of Delsener/Slater, a New York-based concert promotion company, for an aggregate consideration of $26.8 million. In March 1997, Delsener/Slater acquired, for aggregate consideration of $23.8 million, companies which hold a 37-year lease to operate the Meadows. In June 1997, SFX Broadcasting acquired Sunshine Promotions, a concert promoter in the Midwest, for an aggregate cash consideration of $57.5 million and shares of SFX Broadcasting stock having a value of $4.0 million. As a result of the acquisition of Sunshine Promotions, SFX owns the Deer Creek Music Theater and the Polaris Amphitheater, and has a long-term lease to operate the Murat Centre. The cash portion of the purchase price for SFX's 1997 acquisitions was financed through capital contributions from SFX Broadcasting.

1998 ACQUISITIONS

          PACE and Pavilion Partners

         On February 25, 1998, SFX acquired all of the outstanding capital stock of PACE. In connection with the PACE acquisition, SFX acquired 100% of Pavilion, a partnership that owns interests in ten venues, by acquiring one-third of Pavilion through the acquisition of PACE and acquiring two-thirds of Pavilion through separate agreements between SFX and (a) Pavilion, PACE and Blockbuster and (b) PACE and Sony. The total consideration for the PACE acquisition was approximately $109.5 million in cash, the repayment of approximately $20.6 million of debt and the issuance of 1.5 million shares of Class A Common Stock having a negotiated value of approximately $20.0 million. The total consideration for the Pavilion acquisition was approximately $90.6 million, comprised of $41.4 million in cash, the repayment of $43.1 million of debt and the assumption of approximately $6.1 million of debt related to a capital lease. SFX financed the purchase price with borrowings under its Senior Credit Facility and with a portion of the proceeds of the $350.0 million note offering.

          Contemporary

         On February 27, 1998, SFX acquired Contemporary. The Contemporary acquisition involved the merger of Contemporary International Productions Corporation with and into SFX, the acquisition by a wholly-owned subsidiary of SFX of substantially all of the assets, excluding certain cash and receivables, of the remaining members of Contemporary and the acquisition of the 50% interest in the Riverport Amphitheatre Joint Venture not owned by Contemporary. The total consideration for the Contemporary acquisition was approximately $101.4 million, including $72.8 million in cash, a payment for working capital of $9.9 million, and the issuance of 1,262,850 shares of Class A Common Stock having a negotiated value of approximately $16.8 million. See "--Liquidity and Capital Resources--Future Contingent Payments." In May 1998, SFX and the Contemporary sellers agreed to place 140,000 of the shares issued in connection with the Contemporary acquisition into an escrow account and reduced the purchase price accordingly. SFX may, at any time before May 18, 1999, cancel the escrowed shares in full settlement of certain claims which SFX has made against the Contemporary sellers. SFX financed the purchase price with borrowings under the Senior Credit Facility and with a portion of the proceeds of the $350.0 million note offering.

         BGP

         On February 24, 1998, SFX acquired all of the outstanding capital stock of BGP for a total consideration of $60.8 million in cash, $12.0 million in repayment of debt, which amount was at least equal to BGP's working capital, and 562,640 shares of Class A Common Stock having a negotiated value of approximately $7.5 million. SFX financed the purchase price with borrowings under the Senior Credit Facility and with a portion of the proceeds of the $350.0 million note offering.

          Network

         On February 27, 1998, SFX acquired Network. In the Network acquisition, SFX acquired all of the outstanding capital stock of each of The Album Network, Inc. and SJS Entertainment Corporation and purchased substantially all of the assets and properties and assumed substantially all of the liabilities and obligations of The Network 40, Inc. The total purchase price was approximately $66.8 million, including approximately $52.0 million in cash, a payment for working capital of $1.8 million, reimbursed seller's costs of $500,000, the purchase of an office building and related property for approximately $2.5 million and the issuance of approximately 750,000 shares of Class A Common Stock having a negotiated value of approximately $10.0 million. The purchase price is subject to an increase based on Network's actual EBITDA, as defined in the acquisition agreement, up to a maximum of $14.0 million. In 1998, the Company recorded $8.0 million related to this agreement as additional purchase price. See "--Liquidity and Capital Resources--Future Contingent Payments." The $2.5 million purchase of the office building and related property used in connection with Network's business was comprised of cash of $700,000 and the assumption of debt of $1.8 million. SFX financed the purchase price with borrowings under the Senior Credit Facility and with a portion of the proceeds of the $350.0 million note offering. In connection with the Network acquisition, the selling stockholders were reimbursed for working capital in excess of $500,000.

          FAME

         On June 4, 1998, SFX acquired all of the outstanding capital stock of FAME. The aggregate purchase price for FAME was approximately $82.2 million in cash and 1.0 million shares of Class A Common Stock having a negotiated value of approximately $35.9 million. The cash portion of the purchase price includes $7.9 million which SFX paid in connection with certain taxes to which FAME will be subject and excludes approximately $4.7 million of taxes paid which will be refunded to SFX in 1999. Under the FAME acquisition agreement, SFX is obligated to pay to the FAME sellers additional amounts up to an aggregate of $15.0 million in equal annual installments over 5 years contingent on the achievement of certain EBITDA targets, as described in the acquisition agreement. See "--Liquidity and Capital Resources--Future Contingent Payments." The agreement also provides for additional payments by SFX if FAME's EBITDA performance exceeds the targets by certain amounts. In 1998, SFX recorded $750,000 related to this agreement as additional purchase price. The additional payments are to be made within 120 days after the end of the year to which they relate. SFX financed the purchase price with a portion of the proceeds from the 1998 Equity Offering, as defined below.

          Don Law

         On July 2, 1998, SFX acquired certain assets of Don Law, for an aggregate cash consideration of approximately $92.2 million, including the repayment of approximately $7.0 million in debt. SFX financed the purchase price with a portion of the proceeds of the 1998 Equity Offering.

         Magicworks

         On September 11, 1998, SFX purchased all of the outstanding shares of common stock of Magicworks, a publicly traded company, for a total consideration of approximately $115.7 million in cash. SFX consummated the acquisition by means of a tender offer, in which it purchased approximately 98.7% of the Magicworks shares, followed by a merger in which the remaining shares were converted into cash consideration. SFX financed the acquisition with available cash and borrowings under the Senior Credit Facility.

         Other Acquisitions

         In 1998, SFX completed the acquisition of thirteen additional companies in the music, theatrical, sports and family entertainment and other segments. The thirteen acquisitions included four concert promotion and venue owner/operators, two concert promotion companies, three theatrical presenters, a theatrical presenter and venue owner/operator, a motor sports promoter and presenter, a concert merchandising company and an equity owner of an SFX amphitheater. The aggregate purchase price for these acquisitions was $169.5 million in cash, $8.5 million in deferred purchase consideration and 375,019 shares of Class A Common Stock having a negotiated value of approximately $11.0 million, which are subject to piggyback and demand registration rights. SFX may also be required to make additional payments to the sellers of certain of the acquired companies based on the companies' EBITDA, as defined in the acquisition agreements, for the years 1998 through 2003. In 1998, SFX recorded $2.7 million of such payments as additional purchase price. SFX financed the purchase prices with available cash and a portion of the proceeds of the 1998 Equity Offering.

1999 ACQUISITIONS

          Cellar Door

         On February 19 1999, SFX purchased all of the issued and outstanding capital stock of the Cellar Door group of companies for a purchase price of $70.0 million in cash payable at closing, less an amount equal to Cellar Door's "secured fund" indebtedness and capitalized leases, shares of Class A Common Stock with a value of $20.0 million, and $8.5 million payable in five equal annual installments beginning on the first anniversary of the closing date. In addition, SFX issued to the seller options to purchase 100,000 shares of Class A Common Stock. SFX financed this acquisition with the proceeds of the 1999 Equity Offering.

         Nederlander

         On March 16, 1999, SFX acquired certain interests in seven venues and other assets of Nederlander for an aggregate purchase price of approximately $95.6 million in cash. The agreement relating to the venues in Cincinnati requires SFX to make an earn-out payment to the sellers in 2000 of up to $3.2 million depending on the level of earnings generated by operation of the Crown Arena. If SFX sells or transfers any of the interests in Crown Arena within ten years of the closing, SFX will be obligated to pay a portion of the consideration it receives to the sellers of Nederlander. The agreement relating to Mesa del Sol Centre for the Performing Arts provides for earn-out payments based on the financial performance of this venue. SFX financed this acquisition with the proceeds of the 1999 Equity Offering and borrowings under the Senior Credit Facility.

         Marquee

         On March 16, 1999, a wholly owned subsidiary of SFX was merged with and into Marquee and Marquee became a wholly owned subsidiary of SFX. In connection with the merger, SFX issued approximately 1.4 million shares of SFX Class A Common Stock with a value of approximately $84.0 million and repaid $33.5 million of Marquee's debt. SFX financed this acquisition with borrowings under the Senior Credit Facility.

         Other Acquisitions

         During the first quarter of 1999, SFX also completed the acquisitions of: The Entertainment Group, Inc., a concert and theatrical producer and promoter with operations in Chicago and Mexico City; Integrated Sports International, Inc., a full-service sports marketing company; and a company involved in business management and tour production in music and the performing arts. In addition, SFX entered into a long-term marketing and consulting agreement with respect to the Rosemont Horizon and Rosemont Theater. The total consideration for these acquisitions and the long-term marketing and consulting agreement consisted of $67.0 million in cash and 95,177 shares of Class A Common Stock. SFX financed these acquisitions with the proceeds from its 1999 Equity Offering. In addition, SFX may be required to make additional payments of up to $13.0 million in cash and 50,000 shares of Class A Common Stock based on the financial performance of certain of these acquired companies.

         SFX is also currently pursuing certain additional acquisitions; however, it has not entered into any definitive agreements with respect to such acquisitions, and there can be no assurance that it will do so. See "--Safe Harbor for Forward-Looking Statements--Risk Factors--if SFX is unable to complete other acquisitions in the future, SFX's business and stock price may suffer."

         The foregoing descriptions do not purport to be complete descriptions of the terms of the acquisition agreements and are qualified by reference to the acquisition agreements. Copies of certain of these acquisition agreements are exhibits to this Annual Report on Form 10-K and are incorporated herein by reference. Pursuant to the acquisition agreements and the related agreements,
SFX:

     o under certain circumstances, may be required to repurchase shares of its Class A Common Stock or make additional payments in connection therewith (see "--Liquidity and Capital Resources--Future Contingent Payments");

     o has granted certain rights of first refusal, certain of which are exercisable at 95% of the proposed purchase price; and

     o in connection with the PACE acquisition, has granted Brian Becker, an Executive Vice President, a Member of the Office of the Chairman and a director of SFX, the option to acquire, after February 25, 2000, SFX's then existing motor sports line of business -or, if that business has previously been sold, SFX's then existing theatrical line of business -at its then fair market value.

         See "--Safe Harbor for Forward-Looking Statements--Risk Factors--SFX may be forced to sell some of its subsidiaries which may prevent SFX from realizing the full value of these subsidiaries."

         SFX's 1998 and 1999 Acquisitions were accounted for using the purchase method of accounting, and the intangible assets created in the purchase transactions will generally be amortized against future earnings, if any, over periods up to 15 years. The amount of amortization will be substantial and will continue to affect SFX's operating results in the future. These expenses, however, do not result in an outflow of cash by SFX and do not impact EBITDA.

         The consummation of the acquisitions by SFX and other future acquisitions will result in substantial charges to earnings relating to interest expense and the recognition and amortization of goodwill and other intangible assets. As of December 31, 1998, SFX's net intangible assets was $898.3 million. This balance will substantially increase due to the 1999 Acquisitions. Goodwill and other intangible assets are being amortized using the straight-line method over periods up to 15 years.

FINANCINGS

         Senior Subordinated Notes

         On February 11, 1998, SFX completed an offering of $350.0 million in principal amount of 9 1/8% Senior Subordinated Notes due February 1, 2008. Interest is payable on these notes on February 1 and August 1 of each year. SFX used the proceeds from this note offering and the initial borrowings under SFX's credit facility to consummate certain of the 1998 Acquisitions. On July 15, 1998, SFX consummated the exchange of substantially identical publicly registered notes for all outstanding old notes. All original notes from this offering were tendered for exchange and were canceled upon the issuance of the same principal amount of exchange notes.

         On November 25, 1998, SFX completed an offering of $200.0 million in principal amount of 9 1/8% Senior Subordinated Notes due December 1, 2008. Interest is payable on these notes on June 1 and December 1 of each year. SFX used the proceeds from this note offering to repay substantially all outstanding borrowings under the revolving portion of the Senior Credit Facility. SFX is obligated to offer to exchange substantially identical publicly registered notes for all outstanding notes from this offering.

         Senior Credit Facility

         On February 26, 1998, SFX executed a Credit and Guarantee Agreement (the "Senior Credit Facility") which established a $300.0 million senior secured credit facility comprised of a $150.0 million eight-year term loan and a $150.0 million seven-year reducing revolving credit facility. On September 10, 1998, SFX entered into an agreement with The Bank of New York to increase the revolving portion of the Senior Credit Facility for a total borrowing availability of $350.0 million under its credit facility. SFX was required to obtain the consent of the lenders under the Senior Credit Facility to consummate its recent note offering as described above. In connection with such consent, the applicable interest rate margins under the Senior Credit Facility were amended. See "--Sources of Liquidity."

         SFX has had discussions with its lenders regarding an amendment to the Senior Credit Facility that would increase total borrowing availability thereunder to $550.0 million and modify certain covenants. Although no assurances can be given, SFX expects to enter into this amendment by the end of the second quarter of 1999.

         1998 Equity Offering

         On May 27, 1998, SFX consummated an offering of 8,050,000 shares of Class A Common Stock at an offering price of $43.25 per share (the "1998 Equity Offering") and received net proceeds of approximately $329.0 million. SFX used the proceeds to consummate certain of its 1998 Acquisitions, to fund $109.7 million of tax indemnity payments and to pay fees and other expenses. See "--Liquidity and Capital Resources."

         1999 Equity Offering

         In February, 1999, SFX consummated an offering of 4,949,000 shares of Class A Common Stock at an offering price of $55.50 per share (the "1999 Equity Offering") and received net proceeds of approximately $263.7 million. SFX used the proceeds to finance certain of the 1999 Acquisitions and to repay indebtedness under the revolving portion of the Senior Credit Facility. See "--Liquidity and Capital Resources."

RESULTS OF OPERATIONS

         The operating performance of entertainment companies, such as SFX, is measured, in part, by their ability to generate EBITDA. Further, SFX uses EBITDA as its primary indicator of its operating performance, and as a measure of liquidity. "EBITDA" is defined as earnings before interest, taxes, other income, net equity income (loss) from investments and depreciation and amortization. Although EBITDA is not a measure of performance calculated in accordance with GAAP, SFX believes that the entertainment industry accepts EBITDA as a generally recognized measure of performance and analysts who report publicly on the performance of entertainment companies use EBITDA. Nevertheless, you should not consider this measure in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. EBITDA, as SFX calculates it, may not be comparable to calculations of similarly titled measures presented by other companies.

         SFX's operations and revenues have been largely seasonal in nature, with generally higher revenues generated in the second and third quarters. For example, on a pro forma basis for the 1998 Acquisitions, SFX generated approximately 63% of its revenues in the second and third quarters for the twelve months ended December 31, 1998. SFX's outdoor venues are primarily used in the summer months and do not generate substantial revenue in the late fall, winter and early spring. Similarly, the musical concerts that SFX promotes largely occur in the second and third quarters. SFX's entertainment marketing and consulting in connection with musical concerts also predominantly generate revenues in the second and third quarters.

         Therefore, the seasonality of SFX's business causes - and will probably continue to cause -a significant variation in SFX's quarterly operating results. These variations in demand could have a material adverse effect on the timing of SFX's cash flows and, therefore, on its ability to service its obligations with respect to its indebtedness. However, SFX believes that this variation may be somewhat offset with the acquisition of typically non-summer seasonal businesses in the 1998 Acquisitions, such as motor sports, which is winter-seasonal, and touring Broadway shows, which typically tour between September and May. For a discussion of the season effects on SFX's various business segments, see "Item 1. Business."

HISTORICAL RESULTS

         Prior to 1998, SFX did not operate in any business segment other than the music segment. Therefore, a discussion of the results of each segment's actual performance as compared to the prior period has not been presented. In addition, during 1998 SFX made significant acquisitions in the music segment, which was the primary reason for the increases in revenue, EBITDA and operating income, before corporate charges, in the segment. The following table summarizes each segment's operating performance for 1997 and 1998 (in thousands):

                                        Revenue                          EBITDA (1)                  Operating (Loss) income
                                  1998            1997              1998             1997             1998             1997
                             ------------    -------------     -------------    -------------    -------------    -------------
 Segments:
     Music.................     $587,843       $ 96,144         $ 61,204          $ 12,727          $  24,598       $   7,953
     Theatrical............      147,482              -           15,576                 -              4,208               -
     Sports................       24,829              -            2,466                 -             (2,897)              -
     Family Entertainment
        and other..........      124,132              -           19,166                 -             10,095               -
                             ------------    -------------     -------------    -------------    -------------    -------------
 Segment Performance.......      884,286         96,144           98,412            12,727             36,004           7,953
     Corporate expenses and
        noncash charge.....            -              -          (11,194)           (2,206)           (55,264)         (2,863)
                             ------------    -------------     -------------    -------------    -------------    -------------
Total......................   $  884,286       $ 96,144        $  87,218          $ 10,521          $ (19,260)      $   5,090
                             ============    =============     =============    =============    =============    =============

-------------------------

         (1) As used in this table, EBITDA includes equity in earnings of investees and excludes non-cash and non-recurring charges.

For additional financial information about SFX's business segments see Note 16 to SFX's Consolidated Financial Statements.

         Year ended December 31, 1998 as compared to the year ended December 31, 1997

         SFX's revenue increased by $788.2 million to $884.3 million for the year ended December 31, 1998, compared to $96.1 million for the year ended December 31, 1997, primarily as a result of $695.7 million attributable to the 1998 Acquisitions, $12.4 million attributable to the acquisitions of the Meadows in March 1997 and Sunshine Promotions in June 1997 and $80.1 million attributable to increased tour production and concert activity at Delsener/Slater. The 1998 Acquisitions significantly increased the concert promotion and venues operation business and expanded SFX's business to include theatrical promotion and production, motor sports promotion and production, sports marketing and management, family entertainment and radio magazine publishing, programming and research.

         Cost of revenue increased by $604.9 million to $678.8 million for the year ended December 31, 1998, compared to $73.9 million for the year ended December 31, 1997, primarily as a result of $521.1 million attributable to the 1998 Acquisitions and $7.1 million attributable to the acquisition of Sunshine Promotions.

         Selling, general and administrative expenses increased by $102.2 million to $111.7 million for the year ended December 31, 1998 as compared to $9.5 million for the year ended December 31, 1997, primarily as a result of $89.2 million attributable to the 1998 Acquisitions and $5.3 million attributable to the acquisition of Sunshine Promotions.

         Depreciation and amortization expense increased to $62.2 million for the year ended December 31, 1998, compared to $5.4 million for the year ended December 31, 1997, due to the inclusion of $47.6 million of depreciation and amortization expense related to the 1998 Acquisitions and $1.7 million related to the acquisition of Sunshine Promotions and the Meadows. In addition, SFX recorded a $2.7 million write down of an asset relating to the Triathlon Broadcasting Company agreement as described below and recorded $2.4 million of integration and start-up costs for the year ended December 31, 1998. SFX recorded the fixed assets of its 1998 Acquisitions and the Sunshine Promotions acquisition at fair value and recorded intangible assets equal to the excess of purchase price over the fair value of the net tangible assets, which are being amortized over periods ranging up to 15 years.

         Corporate expenses were $11.2 million for the year ended December 31, 1998, net of $530,000 in fees earned from Triathlon, compared to $2.2 million for the year ended December 31, 1997, net of Triathlon fees of $1.8 million. The increase in corporate expenses reflects the additional administrative overhead needed to support the growth of SFX's operations and the formation of SFX Live, the national marketing division of SFX. The fees earned from Triathlon are based on consulting services provided by or on behalf of SCMC, a private investment company in which certain officers of SFX have economic interests, that makes investments in and provides financial consulting services to companies engaged in the media business. These fees fluctuate above the minimum annual fee of $500,000 based on the level of acquisition and financing activities of Triathlon. SCMC previously assigned its rights to receive fees payable from Triathlon to SFX Broadcasting, and SFX Broadcasting assigned its rights to receive the fees to SFX, pursuant to the distribution agreement. Triathlon has announced that it has agreed to be acquired by a third party. When Triathlon is acquired, it will cease paying consulting fees.

         In 1998 SFX recorded $5.6 million of non-recurring charges related to certain fees paid to Livent for the Ragtime and Showboat touring productions and certain related deferred expenses which, as a result of the Livent bankruptcy, will not be recovered.

         Non-cash compensation and other non-cash charges of $34.1 million consisted of:

     o $23.9 million of compensation related to the sale of 650,000 shares of Class B Common Stock and 190,000 shares of Class A Common Stock at a purchase price of $2.00 per share to certain executive officers pursuant to employment agreements;

     o $7.5 million associated with the issuance of 247,177 shares of Class A Common Stock to Mr. Sillerman in connection with the repurchase (the "Meadows Repurchase") of shares of SFX Broadcasting issued to the sellers of Meadows;

     o $2.4 million related to the issuance of stock options to certain executive officers pursuant to employment agreements exercisable for an aggregate of 352,500 shares of Class A Common Stock; and

     o $300,000 related to a deferred compensation plan for each non-employee director, adopted in January 1998, whereby each director was credited with the right to receive 5,455 shares of Class A Common Stock based upon a stock price of $5.50 per share.

         Of these options, 345,000 vest over three years and have an exercise price of $5.50 per share. SFX is recording non-cash compensation charges of approximately $3.3 million annually over the three-year exercise period.

         The operating loss was $19.3 million for the year ended December 31, 1998, compared to income of $5.1 million for the year ended December 31, 1997, due to the matters discussed above.

         Interest expense, net of investment income, was $46.3 million in the year ended December 31, 1998, compared to $1.3 for the year ended December 31, 1997, primarily as a result of $746.5 million attributable to the incurrence of additional debt related to the 1998 Acquisitions and $16.2 million attributable to the debt assumed in connection with the Meadows and Sunshine Promotions acquisitions.

         Minority interest was $2.0 million for the year ended December 31, 1998, compared to no minority interest for the year ended December 31, 1997 relating to minority interests in two amphitheaters, certain theatrical productions and a merchandising company which were acquired in 1998.

         Income from equity investments was $4.6 million for the year ended December 31, 1998, compared to income of $509,000 for the year ended December 31, 1997, as a result of the 1998 Acquisitions.

         Income tax expense was $3.0 million for the year ended December 31, 1998. The provision is primarily for state and local taxes and reflects the impact of non-deductible goodwill amortization and other non-cash compensation and other non-cash charges. No federal tax benefit has been recognized due to the uncertainty of realizing a tax benefit for SFX's losses.

         SFX's net loss increased to $65.9 million for the year ended December 31, 1998, as compared to net income of $3.8 million for the year ended December 31, 1997, due to the factors discussed above. SFX's net loss applicable to common shares increased to $68.7 million for the year ended December 31, 1998, as a result of the accretion of stock subject to redemption.

         EBITDA was $42.9 million for the year ended December 31, 1998. EBITDA, excluding non-cash compensation and other non-cash charges of $34.1 million and non-recurring charges of $5.6 million and including income from equity investments of $4.6 million increased to $87.2 million for the year ended December 31, 1998, compared to $11.0 million for the year ended December 31, 1997, primarily as a result of the 1998 Acquisitions.

         Year ended December 31, 1997 as compared to the year ended December 31, 1996

         SFX's concert promotion revenue increased by $45.7 million to $96.1 million for the year ended December 31, 1997, compared to $50.4 million for the year ended December 31, 1996, as a result of the acquisitions of Sunshine Promotions and Meadows, which increased concert promotion revenue by $45.5 million.

         Cost of revenue increased by $32.3 million to $73.9 million for the year ended December 31, 1997, compared to $41.6 million for the year ended December 31, 1996, primarily as a result of the acquisitions of Sunshine Promotions and Meadows.

         Selling, general and administrative expenses increased by $434,000 to $9.5 million for the year ended December 31, 1997, compared to $9.1 million for the year ended December 31, 1996, primarily as a result of the acquisitions of Sunshine Promotions and Meadows, offset in part by $4.4 million in decreased officer salary expense paid to the former owners of Delsener/Slater.

         Depreciation and amortization expense increased to $5.4 million for the year ended December 31, 1997, compared to $747,000 for the year ended December 31, 1996, due to the inclusion of $2.6 million of depreciation and amortization expense related to the acquisitions of Sunshine Promotions and Meadows and $1.4 million in depreciation and amortization recorded in 1997 related to the purchase of Delsener/Slater on January 2, 1997 and $657,000 of depreciation and amortization relating to the corporate office. In 1997, SFX recorded the fixed assets of Delsener/Slater at fair value and recorded an intangible asset equal to the excess of purchase price over the fair value of net tangible assets of Delsener/Slater, which was amortized over a 15-year period.

         Corporate expenses were $2.2 million for the year ended December 31, 1997, net of $1.8 million in fees received from Triathlon, compared to no corporate expenses for the year ended December 31, 1996. These expenses represent the incremental costs of operating SFX's corporate offices, and therefore did not exist in 1996.

         Operating income was $5.1 million for the year ended December 31, 1997, compared to a loss of $1.1 million for the year ended December 31, 1996, due to the results discussed above.

         Interest expense, net of investment income, was $1.3 million in the year ended December 31, 1997, compared to net interest income of $138,000 for the year ended December 31, 1996, primarily as a result of assumption of additional debt related to the acquisitions of the Meadows and Sunshine Promotions. Equity income in unconsolidated subsidiaries decreased by $15,000 to $509,000 for the year ended December 31, 1997, compared to $524,000 for the year ended December 31, 1996.

         Income tax expense increased to $490,000 for the year ended December 31, 1997, compared to $106,000 for the year ended December 31, 1996, primarily as a result of higher operating income.

         SFX's net income increased to $3.8 million for the year ended December 31, 1997, as compared to a net loss of $515,000 for the year ended December 31, 1996, due to the factors discussed above.

         EBITDA increased to $10.5 million for the year ended December 31, 1997, compared to a negative $324,000 for the year ended December 31, 1996, as a result of $8.3 million attributable to SFX's 1997 acquisitions, $4.4 million attributable to the reduction in officers' salary expense and $340,000 attributable to improved operating results.

PRO FORMA RESULTS

         Year Ended December 31, 1998

         On a pro forma basis assuming all 1998 Acquisitions and related financings were completed as of January 1, 1998, revenue for the year ended December 31, 1998 would have been $1.1 billion, as compared to the actual results of $884.3 million. Cost of revenue would have been $858.3 million, as compared to the actual results of $678.8 million. Selling, general and administrative expenses would have been $140.9 million as compared to the actual results of $111.7 million. Assuming all 1998 Acquisitions and the 1999 Acquisitions were completed during the first quarter of 1999 and all related financing were completed as of January 1, 1998, revenue for the year ended December 31, 1998 would have been approximately $1.345 billion.

         On a pro forma basis assuming all the 1998 Acquisitions and related financings were completed as of January 1, 1998, depreciation and amortization would have been $78.2 million as compared to the actual results of $62.1 million.

         The increases in revenue, cost of revenue, selling, general and administrative expenses and depreciation and amortization resulted primarily from the inclusion of the operating results from each of the acquired businesses and the pending acquisitions for the entire period.

         On a pro forma basis for the 1998 Acquisitions, corporate expenses would have been $11.4 million, net of Triathlon fees, as compared to the actual results of $11.2 million, reflecting the incremental cost to the corporate office of operating a larger enterprise.

         On a pro forma basis for the 1998 Acquisitions and on an actual basis, non-cash compensation and other non-cash charges would have been $34.1 million.

         On a pro forma basis assuming all 1998 Acquisitions, operating income would have been $8.2 million, as compared to the actual loss of $19.3 million, due to the factors discussed above.

         On a pro forma basis assuming all 1998 Acquisitions and the related financings were completed as of January 1, 1998, interest expense would have been $72.3 million for the year ended December 31, 1998, as compared to the actual results of $50.8 million.

         On a pro forma basis for the 1998 Acquisitions, income from equity investments would have been $5.8 million, as compared to the actual results of $4.6 million.

         On a pro forma basis assuming all 1998 Acquisitions and the related financings were completed as of January 1, 1998, income tax expense would have been $3.3 million, as compared to the actual provision of $3.0 million.

         On a pro forma basis assuming all 1998 Acquisitions and the related financings were completed as of January 1, 1998, SFX's net loss would have been $62.0 million, as compared to the actual results of $65.9 million, due to the results discussed above.

         On a pro forma basis for the 1998 Acquisitions, EBITDA, excluding non-cash charges of $34.1 million, would have been $126.5 million, as compared to EBITDA, excluding non-cash charges of $34.1 million, of $87.2 million on a historical basis.

LIQUIDITY AND CAPITAL RESOURCES

         SFX's principal need for funds has been for acquisitions, interest expense, working capital needs, certain payments in connection with the spin-off and capital expenditures. SFX's principal sources of funds has been proceeds from the two note offerings, the 1998 Equity Offering, the 1999 Equity Offering, borrowings under the Senior Credit Facility and cash flows from operations.

         Historical Cash Flows

         Net cash provided by operations was $27.4 million for the year ended December 31, 1998, as compared to $1.0 for the year ended December 31, 1997. The increase was primarily attributable to an increase in the operating results of SFX's business segments, partially offset by other changes in working capital.

         Net cash used in investing activities for the year ended December 31, 1998 was $891.9 million as compared to $73.3 million for the year ended December 31, 1997. The increase in the use of funds was primarily the result of the 1998 Acquisitions and capital expenditures at certain amphitheaters.

         Net cash provided by financing activities for the year ended December 31, 1998, was $906.5 million as compared to $78.3 million for the year ended December 31, 1997. During 1998, SFX completed the note offerings for $550.0 million, had net borrowings of $196.0 million under the Senior Credit Facility and repaid other debt of $9.7 million. In addition, SFX completed the 1998 Equity Offering for $329.0 million, net, offset by tax indemnification and related payments to SFX Broadcasting of $135.7 million and the payment of debt issuance costs of $22.7 million. In 1999, SFX completed the 1999 Equity Offering for $263.7 million. The proceeds of the 1999 Equity Offering and Senior Credit Facility borrowings of $79.0 were used to complete the 1999 Acquisitions.

         Future Acquisitions

         Consistent with its operating strategy, SFX is currently negotiating additional acquisitions and expects to pursue additional acquisitions in the live entertainment business in the future. However, SFX has not entered into any definitive agreements with respect to such acquisitions and there can be no assurance that it will do so. Any such acquisitions could result in SFX:

     o issuing more of its stock, which may dilute the value of existing stock of SFX;

     o    incurring a substantial amount of additional debt; and/or

     o    amortizing expenses related to goodwill and other intangible assets.

         However, there can be no assurance that SFX will be able to obtain financing for such acquisitions on terms acceptable to SFX or at all. Any or all of these actions could have a material adverse impact on SFX's business, financial condition and results of operations. See "--Safe Harbor for Forward-Looking Statements--Risk Factors--If SFX is unable to complete other acquisitions in the future, SFX's business and stock price may suffer."

         Interest on Notes and Borrowings under the Senior Credit Facility

         SFX has incurred and will continue to incur substantial amounts of indebtedness. On February 11, 1998, SFX completed the private placement of the $350.0 million 9 1/8% notes, which were subsequently exchanged for the publicly registered notes on July 15, 1998. Interest of approximately $16.0 million is payable on the exchange notes on February 1 and August 1 of each year, and the exchange notes mature on February 1, 2008. On November 25, 1998, SFX completed the offering of the $200.0 million 9 1/8% notes, which are required to be exchanged for publicly registered notes. In the event these notes are not so exchanged, liquidated damages to the holders of these notes will become payable. Interest of $9.1 million is payable on these notes on June 1 and December 1 of each year, and the notes mature on December 1, 2008.

         In addition, as of March 29, 1999, SFX had indebtedness of $241.0 million outstanding under the Senior Credit Facility. Loans outstanding under the Senior Credit Facility bear interest, at SFX's option, at 1.625 to 3.625 percentage points over LIBOR or the greater of the Federal Funds rate plus 0.50% or The Bank of New York's prime rate. The interest rate spreads on the term loan and revolving portion of the Senior Credit Facility will be adjusted based on SFX's Total Leverage Ratio, as defined in the Senior Credit Facility. As of March 29, 1999 the average interest rate for borrowings under the credit facility was 7.99%. SFX will pay a per annum commitment fee on unused availability under the revolver of 0.375% to 0.5% and a per annum letter of credit fee equal to the Applicable LIBOR Margin, as defined in the Senior Credit Facility, for the revolver then in effect.

              In addition, as of December 31, 1998, the Company had $38.1 million of other debt consisting of debt and capital leases assumed in acquisitions and deferred purchase consideration.

         SFX's indebtedness under the Senior Credit Facility is secured by a pledge of the stock of its subsidiaries and by liens on substantially all of its and its subsidiaries' tangible assets. Most of SFX's subsidiaries have also guaranteed the notes and borrowings under the Senior Credit Facility. If SFX were unable to repay any borrowings when due, the lenders could attempt to seize SFX's and its subsidiaries' assets and the capital stock of SFX's subsidiaries.

         SFX may incur additional indebtedness from time to time to finance future acquisitions, for capital expenditures or for other purposes.

         Capital Expenditures

         Capital expenditures totaled $60.8 million for the year ended December 31, 1998. SFX expects capital expenditures for 1999 to be approximately $40.0 million, including $28.0 million of major projects. These capital expenditures are expected to be funded by cash flows from operations.

         Future Contingent Payments

         Certain of the agreements relating to SFX's 1998 and 1999 Acquisitions provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies. See "--1998 Acquisitions" and "--1999 Acquisitions." In 1998, SFX recorded $11.5 million related to such contingent payments. SFX will continue to accrue additional amounts related to such contingent payments if and when it becomes probable that the applicable financial performance targets will be met.

         The PACE acquisition agreement provides that each PACE seller will have an option, exercisable for 90 days after the fifth anniversary of the closing of the PACE acquisition, to require SFX to repurchase up to 500,000 shares of the Class A Common Stock received by that seller for $33.00 in cash per share, for an aggregate purchase price of up to $16.5 million. Pursuant to the terms of Brian Becker's employment agreement with SFX, during the period between December 12, 1999, and December 27, 1999, Mr. Becker, an Executive Vice President, a director and a Member of the Office of the Chairman of SFX, will have the option to, among other things, require SFX to purchase any stock or options granted to him by SFX and/or pay him an amount equal to the present value of the compensation payable during the remaining term of his employment agreement. Exercise of such option would result in termination of Mr. Becker's employment agreement.

         If SFX disposes of all or substantially all of the assets or voting interests of FAME during the five years following the closing of the FAME acquisition, certain payments may become due to the FAME sellers out of the proceeds of such sale. In addition, if SFX sells or transfers any of the interests in Crown Arena within ten years of the closing, SFX will be obligated to pay a portion of the consideration it receives to the sellers of Nederlander. The agreement relating to Mesa del Sol Centre for the Performing Arts also provides for earn-out payments based on the financial performance of this venue.

         No assurance can be given that SFX will have sufficient cash or other available sources of capital to make any or all of the future or contingent payments described above.

         Spin-Off

         In connection with the SFX spin-off, SFX entered into the tax sharing agreement with SFX Broadcasting. Pursuant to such agreement, SFX is responsible for certain taxes incurred by SFX Broadcasting, including income taxes imposed with respect to income generated by SFX for periods before the spin-off and taxes resulting from gain recognized by SFX Broadcasting in the spin-off. SFX has made estimated payments of $109.7 million in federal and state taxes in connection with the spin-off. The amount of the indemnity payment was approximately $10.0 million less than the amount originally estimated and disclosed by SFX as a result of updated financial information with respect to the spin-off. Management's estimates of the amount of the indemnity payment are based on assumptions which management believes are reasonable. However, upon the completion of all final tax returns, including any potential tax audits, such assumptions could be modified in a manner that would result in a significant variance in the actual amount of the tax indemnity.

Sources of Liquidity

         As of December 31, 1998, SFX's cash and cash equivalents totaled $48.0 million, and its working capital was a negative $14.7 million. The negative working capital reflects SFX's policy of funding acquisitions, to the extent possible, with available cash on hand, in order to maintain minimum borrowings under the revolving portion of the senior credit facility. On February 18, 1999 SFX received approximately $263.7 million in net proceeds from the 1999 Equity Offering, which it used primarily to complete the Cellar Door, ISI, Nederlander and Marquee acquisitions and to repay a portion of the revolving portion of the Senior Credit Facility.

         As of March 16, 1999, SFX had approximately $122.0 million in borrowing availability remaining under its Senior Credit Facility. The Senior Credit Facility originally consisted of a $150.0 million seven-year reducing revolving facility and a $150.0 million eight-year term loan. On September 10, 1998, SFX entered into an agreement with The Bank of New York to increase its borrowing availability under the revolving portion of the Senior Credit Facility by an additional $50.0 million, which increased the aggregate amount of borrowing availability under the Senior Credit Facility to approximately $350.0 million, of which $228.0 million is currently outstanding.

         SFX has had discussions with its lenders to amend the Senior Credit Facility to increase borrowing availability to $550.0 million and amend certain covenants. The new facility is subject to the execution of a definitive agreement, which SFX expects to enter into by the end of the second quarter of 1999, although no assurances can be given in this regard.

         SFX believes that its cash from operations and borrowing availability will be sufficient to satisfy existing commitments and plans, including those described above. However, there can be no assurance that SFX will be able to make planned borrowings, that SFX's business will generate sufficient cash flow from operations, or that future borrowings will be available in an amount to enable SFX to service its debt and to make necessary capital or other expenditures.

YEAR 2000 COMPLIANCE

         SFX is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by SFX's computer systems. The Year 2000 problem is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of SFX's programs that have time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000, which could result in miscalculations or system failures. The problem is not limited to computer systems. Year 2000 issues will also potentially affect every non-information technology system that has an embedded microchip, such as elevators.

         Assessment. SFX management has been conducting a review of its exposure to the Year 2000 problem. Based on SFX's internal review and discussions with third parties regarding the Year 2000 problem, SFX believes that its exposure to potential Year 2000 problems exists in two general areas:
(1) technological operations, including non-information technology systems, which are in the sole control of SFX, and (2) technological operations which are dependent in some way on one or more third parties. Failure to achieve high levels of Year 2000 compliance in either area could have a material adverse impact on SFX.

               Remediation and Implementation. In the area of technological operations, which are under SFX's exclusive control, SFX is currently involved in the identification and remediation of affected technological functions, including non-information technology systems. SFX is addressing the risks associated with Year 2000 compliance with respect to its accounting and financial reporting systems and is in the process of installing new accounting and reporting systems. These systems will provide improved reporting, allow for more detailed analysis, handle SFX's 1998 and 1999 Acquisitions and be Year 2000 compliant. Business segments representing 88% of SFX's pro forma revenue for acquisitions completed as of December 31, 1998 had the new year 2000 compliant accounting and financial systems installed as of January 1, 1999. SFX expects its remaining business segments and the businesses acquired in the 1999 Acquisitions to have the new year 2000 compliant accounting and financial systems installed by the fall of 1999. SFX is in the identification and assessment phase with respect to its non-information technology systems, which is projected to continue until the fall of 1999.

               Testing. SFX will begin updating and testing its systems after their installation, and expects that all testing will be complete by the summer of 1999. Upon completion, SFX will be able to identify any internal computer systems that remain non-compliant. At present, it is anticipated that SFX's action plan for addressing Year 2000 problems will be successfully completed in all material respects in advance of January 1, 2000.

         Estimated Costs. The total financial effect that Year 2000 issues will have on SFX cannot be predicted with any certainty at this time. In fact, in spite of all efforts being made to rectify these problems, the success of SFX's efforts will not be known with certainty until the year 2000 actually arrives. SFX anticipates that the cost of implementing the new accounting and reporting systems will be approximately $7.2 million, of which approximately $4.2 million has been spent to date. Based on its assessment to date, SFX does not believe that expenses related to addressing the Year 2000 problem will have a material effect on the operations and financial condition of SFX.

         Third Parties. In the area of technological operations dependent in some way on one or more third parties, including vendors, suppliers, joint venture partners or major customers, the situation is much less in SFX's ability to predict or control. SFX has begun to assess the level of Year 2000 problems associated with their various vendors, suppliers, joint venture partners and major customers. SFX's significant vendors are ticketing companies, payroll processors, utility companies and banks. SFX is communicating with some of these third parties to assess their compliance efforts and SFX's exposure resulting from Year 2000 issues. SFX is in the process of requesting written assurances of Year 2000 compliance from each of its significant suppliers as a part of SFX's contingency planning process. Although SFX is making these efforts to ensure that the third parties on which it is heavily reliant are Year 2000 compliant, it cannot predict the likelihood of such compliance occurring nor the direct or indirect costs to SFX of non-compliance by those third parties or of securing such services from compliant third parties. SFX has no control over these third parties' compliance and cannot give assurances that these third parties' representations to SFX are accurate. Therefore, there can be no guarantee that Year 2000 problems originating with a third party will not occur and no absolute assurance that third parties will convert their systems in a timely manner. Assuming that such third parties are not or do not become Year 2000 compliant in a timely manner, to the extent SFX is unable to replace the goods, services or customers with alternate sources of supply and demand on a timely and economically equivalent basis, such failure would likely have a material adverse effect on SFX's business and results of operations. However, SFX does not anticipate that it will be subject to a material impact in this area.

         Contingency Plan. SFX has not completed its implementation and testing of Year 2000 compliant systems. However, a reasonably likely worst case scenario is that certain of SFX's material suppliers or customers will be unable to fully become Year 2000 compliant in a timely manner, which will disrupt SFX's ability to provide services and generate revenues in certain areas in which it does business. For example, disruptions in ticketing operations would significantly reduce attendance. Disruptions in transportation could affect the provision of concessions for sale at SFX's venues. These disruptions would continue until alternate sources of supply and demand could be located. Based on the results of the implementation and testing of SFX's Year 2000 affected systems and the ongoing assessment of the readiness of its vendors, suppliers, joint venture partners and major customers, SFX will develop appropriate contingency plans that address the most reasonably likely worst case scenarios. SFX expects to have such contingency plans in place by the fall of 1999. A failure to address Year 2000 issues successfully could have a material adverse effect on SFX's business, financial condition or results of operations.

OTHER MATTERS

             Following a recommendation of SFX's compensation committee, SFX has, subject to stockholder approval, adopted a new incentive stock option plan covering options to acquire up to three million shares of Class A Common Stock and, in November of 1998, approved the grant of options thereunder to acquire approximately 2.3 million shares of Class A Common Stock. SFX anticipates that the proposed stock option plan will be submitted to a vote of the stockholders at SFX's first annual meeting scheduled to be held in the spring of 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which is effective for fiscal years beginning after December 15, 1998. Under SOP 98-5, the costs of start-up activities, including organizational costs, would be expensed as incurred. SOP 98-5 broadly defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility or beginning a new operation. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged. The initial application of SOP 98-5 is to be reported as a cumulative effect of a change in accounting principle. Management has preliminarily determined that SOP 98-5 will not have a material effect on its financial position.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

          SFX believes that certain statements contained in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are considered prospective. These include statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." The following statements are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:

     o statements before, after or including the words "may," "will," "could," "should," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "estimate" or "continue" or the negative or other variations of these words; and

     o    other statements about matters that are not historical facts.

          SFX may be unable to achieve future results covered by the forward-looking statements. The statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the future results that the statements express or imply. Please do not put undue reliance on these forward-looking statements, which speak only as of the date of this report. The following risk factors should be considered carefully in evaluating SFX and its business and the forward looking statements contained herein. SFX does not undertake to release publicly any revisions to forward looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

RISK FACTORS

IF SFX IS UNABLE TO INTEGRATE THE OPERATIONS OF ITS VARIOUS BUSINESSES, ITS OVERALL BUSINESS MAY SUFFER.

         SFX has grown rapidly since it was formed in December 1997, mainly by acquiring established live entertainment businesses. If SFX is unable to integrate its various businesses effectively, then SFX's business, financial condition and operating results may suffer. As of December 31, 1998, on a pro forma basis, the 1999 Acquisitions represented 17% of SFX's revenues and 22% of its assets.

         As you evaluate SFX's prospects, you should consider the many risks SFX will encounter during its process of integrating these acquired businesses, including:

     o the distraction of management's attention from other business concerns;

     o SFX's entry into markets where it has previously limited or no experience; and

     o potential loss of key employees or customers of the acquired businesses.

         Although SFX's management has significant experience, it may be unable to effectively integrate the acquired businesses without encountering the difficulties described above, and the combined companies may not benefit as expected from the integration.

SFX HAS A SUBSTANTIAL AMOUNT OF DEBT, WHICH MAY HARM IT AND ITS STOCKHOLDERS.

         SFX has a substantial amount of debt, and the amount of its debt is likely to substantially increase in the future. SFX's consolidated debt as of March 29, 1999 was approximately $838.6 million.

The amount of SFX's debt could harm the holders of its Class A Common Stock by, among other things:

     o making SFX more vulnerable to general adverse economic and industry conditions;

     o limiting SFX's ability to obtain money to pay for future acquisitions, working capital, capital expenditures and other general corporate requirements.

     o dedicating more of SFX's cash flow to paying off its debt, which will reduce the amount of cash available to pay for working capital, capital expenditures or other general corporate needs;

     o limiting SFX's flexibility in planning for, or reacting to, changes in its business and the industry; and

     o placing SFX at a competitive disadvantage to competitors that have less debt.

         SFX's ability to pay principal and interest on its debt on time, to refinance its debt, or to pay for planned expenditures will depend on various factors, some of which it will not be able to control. These factors include restrictions contained in the Senior Credit Facility and the indentures relating to its notes, which may limit SFX's ability to, among other things, borrow additional funds. SFX may be unable to generate enough money to pay its debts because of insufficient cash flow from operations or because it is not able to raise additional capital funds by selling securities. SFX may also be required to refinance a part of its debt before the debt matures. For more details about SFX's financial resources, see "--Liquidity and Capital Resources."

SFX's credit facility and indentures restrict its operations.

         SFX's indentures and its credit facility restrict its and its subsidiaries' ability to, among other things:

     o    sell or transfer assets;

     o    incur additional debt;

     o    repay other debt;

     o    pay dividends;

     o    make certain investments or acquisitions;

     o    repurchase or redeem capital stock;

     o    engage in mergers or consolidations; and

     o    engage in certain transactions with subsidiaries and affiliates.

         The indentures and the Senior Credit Facility also require SFX to comply with certain financial ratios, as discussed in "--Liquidity and Capital Resources." These restrictions may interfere with SFX's ability to obtain financing or to engage in other necessary or desirable business activities.

         If SFX cannot comply with the requirements in the Senior Credit Facility, then the lenders may require SFX to repay immediately all of its outstanding debt under the Senior Credit Facility. If SFX's debt payments were accelerated, SFX's assets might not be sufficient to fully repay its debt. These lenders may also require SFX to use all of its available cash to repay its debt or may prevent SFX from making payments to other creditors on certain portions of its outstanding debt.

         SFX may not be able to obtain a waiver of these provisions or refinance its debt, if needed. In such a case, SFX's business, results of operations and financial condition would suffer.

IF SFX IS UNABLE TO COMPLETE OTHER ACQUISITIONS IN THE FUTURE, SFX'S BUSINESS AND STOCK PRICE MAY SUFFER.

SFX is currently negotiating additional acquisitions and expects to seek additional acquisitions of live entertainment and related businesses in the future. However, it may be unable to:

     o    identify and acquire additional suitable businesses;

     o    obtain the financing necessary to acquire the businesses; or

     o obtain lenders' consents under its credit facility to acquire the businesses.

         SFX's inability to obtain financing for future acquisitions or to complete acquisitions due to regulatory concerns could damage SFX's business, financial condition and results of operations, and, therefore, adversely affect its stock price.

         Even if SFX is able to complete future acquisitions, they could result in SFX: issuing more of its stock, which may dilute the value of existing common stock; incurring a substantial amount of additional debt; and/or amortizing expenses related to goodwill and other intangible assets. Any or all of these actions could damage SFX's business, financial condition and results of operations.

SFX WILL BE REQUIRED TO MAKE LARGE PAYMENTS UPON A CHANGE OF CONTROL, WHICH MAY HARM SFX'S FINANCIAL CONDITION.

         SFX has obligations to make payments upon certain change of control events. If it makes the payments, it may lose necessary operating funds. If it cannot make the payments, it may be sued or forced into bankruptcy.

         If Mr. Sillerman directly or indirectly owns less than 30% of the combined voting power of the Class A and Class B Common Stock, then a "Change in Control" will occur under the Senior Credit Facility. This would require SFX to repay all outstanding debt under the Senior Credit Facility. Mr. Sillerman currently holds approximately 33.9% of SFX's voting power. This amount will decrease if SFX sells additional voting stock to third parties or issues it in acquisitions.

         Additionally, if anyone other than Mr. Sillerman becomes the beneficial owner of over 35% of the voting power of SFX's outstanding common stock, then a "Change in Control" will occur under SFX's indentures. This would require SFX to offer to repurchase its outstanding notes at a premium.

SFX MAY BE FORCED TO SELL SOME OF ITS SUBSIDIARIES, WHICH MAY PREVENT SFX FROM REALIZING THE FULL VALUE OF THESE SUBSIDIARIES.

         SFX has granted rights to re-purchase some of its subsidiaries. These rights may discourage potential bidders for the affected assets from negotiating with SFX, and may keep SFX from realizing the full productive value of these subsidiaries over time.

         PACE
          In connection with SFX's acquisition of PACE Entertainment Corporation, Brian Becker received an option to acquire PACE's motor sports business--or, if that business is sold, PACE's theatrical business--at its fair market value. Mr. Becker may only exercise this option within 15 days after February 25, 2000. Mr. Becker's exercise of this option would result in termination of his employment agreement. Mr. Becker's exercise of this option could damage SFX's business, financial condition and results of operations.

         In addition, from February 25, 1999 to February 25, 2000, Mr. Becker will also have a right of first refusal under certain circumstances to acquire PACE's theatrical or motor sports line of business at a price equal to 95% of any proposed purchase price by a third party. On a pro forma basis for SFX's 1998 and 1999 Acquisitions, specialized motor sports would have accounted for approximately 4.1%, and theatrical would have accounted for approximately 17%, of SFX's total net revenues for the year ended December 31, 1998.

          DON LAW
          In connection with SFX's acquisition of Blackstone Entertainment, LLC, also known as "Don Law," SFX granted the seller a right of first offer and refusal. The right allows the seller to purchase, with certain exceptions, the assets SFX acquired in the acquisition if SFX elects to sell those assets before July 2, 2000.

          BGP
          SFX has agreed that it will not sell the assets of BG Presents, Inc. before February 24, 2001, without giving the sellers the opportunity to purchase the assets on the same terms.

          OTHER ACQUISITIONS
          In addition, SFX has granted similar rights of first refusal to sellers in certain other acquisitions.

SFX MAY HAVE LOWER REVENUES BECAUSE IT IS UNABLE TO SECURE APPROPRIATE ARTISTS, EVENTS AND VENUES.

         As a participant in the live entertainment industry, SFX's ability to generate revenues is highly sensitive to public tastes, which are unpredictable. A change in public tastes, an increase in competition or a lack of performer or event availability could damage SFX's business, financial condition and results of operations. Similarly, SFX's ability to generate revenues from live entertainment events may be limited if other competitive forms of entertainment are available. Since SFX relies on unrelated parties to create and perform live entertainment content, any lack of availability of popular musical artists, touring Broadway shows, specialized motor sports talent and other performers could limit SFX's ability to generate revenues.

         SFX requires access to venues to generate revenues from live entertainment events. It operates a number of its live entertainment venues under leasing or booking agreements. SFX's long-term success will depend in part on its ability to renew these agreements when they expire or end. SFX may be unable to renew these agreements on acceptable terms or at all, and may be unable to obtain favorable agreements with new venues.

SFX MAY HAVE ENVIRONMENTAL LIABILITIES THAT COULD AFFECT ITS RESULTS OR OPERATIONS OR FINANCIAL CONDITION.

         SFX may be subject to significant environmental liabilities. SFX owns or leases, or has other contractual interests in, numerous pieces of real property, many of which SFX recently acquired. SFX's properties are subject to environmental laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances or materials. SFX's properties may also be subject to noise level restrictions, which may affect, among other things, the hours of operation of SFX's venues. Additionally, certain laws and regulations could hold SFX strictly, jointly and severally responsible for the correction of hazardous substance contamination at its facilities or at third-party waste disposal sites, and could hold it responsible for any personal or property damage related to the contamination.

THE DEPARTMENT OF JUSTICE INVESTIGATION.

         SFX has received a preliminary inquiry from the Department of Justice seeking information on SFX's acquisitions of live entertainment venues and businesses throughout the United States. The Department of Justice is investigating whether these acquisitions might give SFX undue market power in producing, promoting or exhibiting live entertainment events. SFX has cooperated with the Department of Justice, and believes that its operations and plan of acquisitions comply with applicable antitrust laws. However, if the Department of Justice disagrees, it might file a lawsuit to force SFX to divest itself of some of its operations. If such a lawsuit were filed, SFX would vigorously defend the case. However, if such lawsuit were decided adversely to SFX, it could have a material adverse impact on SFX's business, results of operations and financial condition. For more information concerning the Department of Justice's preliminary inquiry, see "Item 1. Business--Regulatory Matters."

BECAUSE A CHANGE OF CONTROL OF SFX WOULD BE DIFFICULT TO ACHIEVE, HOLDERS OF SFX STOCK MAY NOT HAVE THE OPPORTUNITY TO RECEIVE A PREMIUM FOR THEIR SHARES.

         Holders of Class A Common Stock could receive a premium for their shares upon a change of control of SFX. The holders of Class A Common Stock may be less likely to receive a premium for their shares, however, because a change of control would be difficult to achieve without the cooperation of SFX's principal stockholders and its board of directors. There are several factors that would make a change of control difficult, including:

     o SFX has issued, and may issue in the future, shares of Class B Common Stock, which has 10 votes per share in most matters. The two current holders of Class B Common Stock will control approximately 38.0% of SFX's total voting power. Therefore, they probably will be able to block any potential change of control transaction that they oppose.

     o SFX's certificate of incorporation allows its board of directors to issue up to 25 million shares of preferred stock. If SFX issues shares of preferred stock with voting rights, this issuance could dilute the voting rights of holders of SFX's common stock and could delay or prevent a change in control.

     o Section 203 of the Delaware General Corporation Law prohibits SFX from engaging in a "business combination" with an "interested stockholder" for three years after the person became an interested stockholder, unless the business combination is approved in a particular manner. Therefore, Section 203 could delay or prevent a change in control of SFX.

     o SFX's board of directors has also adopted other programs, plans and agreements that may make a change of control more expensive, such as severance payments and immediate vesting of stock options upon a change of control.

SFX'S OPERATIONS MAY SUFFER FROM YEAR 2000 COMPUTER PROBLEMS.

         Year 2000 issues exist when computers record dates using two digits rather than four, and then use the dates for arithmetic operations, comparisons or sorting. A two-digit recording may recognize a date using "00" as 1900 rather than 2000, which could cause computer systems to perform inaccurate computations or fail to operate. Although SFX does not anticipate being subject to a material impact in this area, if it and the companies with which it does business do not take adequate preventative action, then the Year 2000 problem could damage SFX's business, financial condition and results of operations. For more information concerning SFX's Year 2000 compliance issues. See "--Liquidity and Capital Resources--Year 2000 Compliance."

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         In the normal course of business, SFX is exposed to market risk associated with fluctuations in interest rates. SFX does not enter into market risk sensitive instruments for trading purposes. SFX's exposure as a result of variable interest rates relates to its outstanding borrowings under the Senior Credit Facility which bears interest, at SFX's option, at 1.625 to 3.625 percentage points over LIBOR or the greater of the Federal Funds Rate plus 0.5% or The Bank of New York's prime rate. As of the March 29, 1999, the outstanding balance under the Senior Credit Facility was $241.0 million and the average interest rate was 7.99%. A 15% increase or decrease in the average cost of SFX's variable rate debt under the Senior Credit Facility would not have a material effect on SFX's earnings. Additional information relating to SFX's outstanding financial instruments is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated herein by reference to the Consolidated Financial Statements filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in SFX's independent accountants or disagreements with SFX's independent accountants on accounting matters or financial disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item will be contained under the caption "Election of Directors" in SFX's Proxy Statement to be distributed in connection with its 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item will be contained under the captions "Director Compensation" and "Executive Compensation" in SFX's Proxy Statement to be distributed in connection with its 1999 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will be contained under the caption "Stock Ownership" in SFX's Proxy Statement to be distributed in connection with its 1999 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be contained under the caption "Certain Relationships and Related Transactions" in SFX's Proxy Statement to be distributed in connection with its 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits:

EXHIBIT
NO.      DESCRIPTION OF EXHIBIT

2.1 Distribution Agreement between SFX Entertainment, SFX Broadcasting and SFX Buyer (incorporated by reference to Amendment No. 1 to Form S-1 (File No. 333-50079) filed with the SEC on May 5, 1998)

2.2 Amended and Restated Tax Sharing Agreement between SFX Entertainment, SFX Broadcasting and SBI Holding Corporation (incorporated by reference to Amendment No. 1 to Exhibit 1.1 to Current Report on Form 8-K (File No. 000-24017) filed with the SEC on June 3, 1998)

2.3 Employee Benefits Agreement between SFX Entertainment and SFX Broadcasting (incorporated by reference to Amendment No. 1 to Form S-1 (File No. 333-50079) filed with the SEC on May 5, 1998)

2.4 Amendment No. 1 to Distribution Agreement among SFX Entertainment, Inc., SFX Broadcasting, Inc. and SBI Holding Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K (File No. 000-24017) filed with the SEC on June 3, 1998)

3.1 Amended and Restated Certificate of Incorporation of SFX Entertainment (incorporated by reference to Amendment No. 1 to Form S-1 (File No. 333-50079) filed with the SEC on May 5, 1998)

3.2 Bylaws of SFX Entertainment (incorporated by reference to Amendment No. 2 to Form S-1 (File No. 333-43287) filed with the SEC on February 2, 1998)

3.3*     Amendment No. 1 to the Bylaws of SFX Entertainment, Inc.

4.1 Indenture, dated February 11, 1998, by and among SFX Entertainment, certain of its subsidiaries and Chase Manhattan Bank (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of SFX Broadcasting (File No. 000-22486) filed with the SEC on February 18,
         1998)

4.2 Indenture, dated November 25, 1998, by and among SFX Entertainment, certain of its subsidiaries and Chase Manhattan Bank (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 (File No. 333-71195) filed with the SEC on January 26, 1999)

4.3 Registration Rights Agreement, dated as of November 25, 1998, relating to the 9 1 /8% Senior Subordinated Notes due December 1, 2008 (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-4 (File No. 333-71195) filed with the SEC on January 26, 1999)

10.1 Agreement and Plan of Merger and Asset Purchase Agreement, dated as of December 10, 1997, by and among SFX Entertainment, Inc., Contemporary Investments Corporation, Contemporary Investments of Kansas, Inc., Continental Entertainment Associates, Inc., Capital Tickets, LP, Dialtix, Inc., Contemporary International Productions Corporation, Steven F. Schankman Living Trust, dated 10/22/82, Irving P. Zuckerman Living Trust, dated 11/24/81, Steven F. Schankman and Irving P. Zuckerman (incorporated by reference to Registration Statement on Form S-1 (File No. 333-43287) filed with the SEC)

10.2 Stock Purchase Agreement, dated as of December 11, 1997, among each of the shareholders of BGP Presents, Inc. and BGP Acquisitions, LLC (incorporated by reference to Registration Statement on Form S-1 (File No. 333-43287) filed with the SEC)

10.3 Stock and Asset Purchase Agreement, dated December 2, 1997, between and among SFX Network Group, L.L.C. and SFX Entertainment, Inc., and Elias N. Bird, individually and as Trustee under the Bird Family Trust u/d/o 11/18/92, Gary F. Bird, individually and as Trustee under the Gary F. Bird Corporation Trust u/d/o 2/4/94, Stephen R. Smith, individually and as Trustee under the Smith Family Trust u/d/o 7/17/89, June E. Brody, Steven A. Saslow and The Network 40, Inc. (incorporated by reference to Registration Statement on Form S-1 (File No. 333-43287) filed with the SEC)

10.4 Purchase and Sale Agreement, dated as of December 15, 1997, by and among Alex Cooley, S. Stephen Selig, III, Peter Conlon, Southern Promotions, Inc., High Cotton, Inc., Cooley and Conlon Management, Inc., Buckhead Promotions, Inc., Northern Exposure, Inc., Pure Cotton, Inc., Interfest, Inc., Concert/Southern Chastain Promotions Joint Venture, Roxy Ventures Joint Venture and SFX Concerts, Inc. (incorporated by reference to Registration Statement on Form S-1 (File No. 333-43287) filed with the SEC)

10.5 Stock Purchase Agreement, dated as of December 12, 1997 by and between Pace Entertainment Corporation and SFX Entertainment, Inc. (incorporated by reference to Registration Statement on Form S-1 (File No. 333-43287) filed with the SEC)

10.6 Agreement and Plan of Merger, dated as of August 24, 1997, as amended on February 9, 1998, among SFX Buyer, SFX Buyer Sub and SFX Broadcasting, Inc. (composite version) (incorporated by reference to Annex A of SFX Broadcasting, Inc.'s Definitive Proxy Statement (File No. 000-22486) filed with the SEC on February 17, 1998)

10.7 Partnership Formation Agreement, dated as of January 22, 1988, by and among MCA Concerts II, Inc. and Pace Entertainment Group, Inc. (incorporated by reference to Amendment No. 1 to Form S-1 (File No. 333-43287) filed with the SEC on January 22, 1998)

10.8 Lease and Use Agreement, dated as of December 9, 1987, by and between City of Dallas and Pace Entertainment Group, Inc. (incorporated by reference to Amendment No. 1 to Form S-1 (File No. 333-43287) filed with the SEC on January 22, 1998)

10.9 Agreement, dated as of October 10, 1988, by and between the City of Atlanta and MCA Concerts, Inc. (incorporated by reference to Amendment No. 1 to Form S-1 (File No. 333-43287) filed with the SEC on January 22, 1998)

10.10 Amended Indenture of Lease, February 2, 1984, by and between the City of Atlanta and Filmworks U.S.A., Inc. (incorporated by reference to Amendment No. 1 to Form S-1 (File No. 333-43287) filed with the SEC on January 22, 1998)

10.11 Amendment to Lease Agreement, dated as of October 10, 1988, between the City of Atlanta, Georgia and Filmworks U.S.A., Inc. (incorporated by reference to Amendment No. 1 to Form S-1 (File No. 333-43287) filed with the SEC on January 22, 1998)

10.12 Agreement Regarding Sublease, dated as of January 20, 1988, by and between Filmworks U.S.A., Inc. and MCA Concerts, Inc. (incorporated by reference to Amendment No. 1 to Form S-1 (File No. 333-43287) filed with the SEC on January 22, 1998)

10.13 First Amendment to Sublease, dated as of January 21, 1988, between Filmworks U.S.A., Inc. and MCA Concerts, Inc. (incorporated by reference to Amendment No. 1 to Form S-1 (File No. 333-43287) filed with the SEC on January 22, 1998)

10.14 Second Amendment to Sublease, dated as of April 19, 1988, between Filmworks U.S.A., Inc. and MCA Concerts, Inc. (incorporated by reference to Amendment No. 1 to Form S-1 (File No. 333-43287) filed with the SEC on January 22, 1998)

10.15 Third Amendment to Sublease, dated as of September 15, 1988, between Filmworks U.S.A., Inc. and MCA Concerts, Inc. (incorporated by reference to Amendment No. 1 to Form S-1 (File No. 333-43287) filed with the SEC on January 22, 1998)

10.16 Memorandum of Agreement, dated as of October 10, 1988, by and between the City of Atlanta and MCA Concerts, Inc. (incorporated by reference to Amendment No. 1 to Form S-1 (File No. 333-43287) filed with the SEC on January 22, 1998)

10.17 Assignment of Sublease, dated as of June 15, 1989, by Filmworks U.S.A., Inc. and MCA Concerts, Inc. (incorporated by reference to Amendment No. 1 to Form S-1 (File No. 333-43287) filed with the SEC on January 22, 1998)

10.18 Assignment of Sublease, dated as of June 23, 1989, by Filmworks U.S.A., Inc. and MCA Concerts, Inc. (incorporated by reference to Amendment No. 1 to Form S-1 (File No. 333-43287) filed with the SEC on January 22, 1998)

10.19 Assignment of Agreement, dated as of June 15, 1989, by the City of Atlanta and MCA Concerts, Inc. (incorporated by reference to Amendment No. 1 to Form S-1 (File No. 333-43287) filed with the SEC on January 22, 1998)

10.20 Assignment of Agreement, dated as of June 23, 1989, by the City of Atlanta and MCA Concerts, Inc. (incorporated by reference to Amendment No. 1 to Form S-1 (File No. 333-43287) filed with the SEC on January 22, 1998)

10.21 1998 Stock Option and Restricted Stock Plan of the Company (incorporated by reference to Form S-8 filed with the SEC)

10.22 Credit and Guarantee Agreement, dated as of February 26, 1998, by and among SFX Entertainment, the Subsidiary Guarantors party thereto, the Lenders party thereto, Goldman Sachs Partners, L.P., as co-documentation agent, Lehman Commercial Paper, Inc., as co-documentation agent and The Bank of New York, as administrative agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 333-43287) filed with the SEC on March 10, 1998)

10.23 Increase Supplement to the Credit and Guarantee Agreement, dated as of September 10, 1998, by and among SFX Entertainment, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, Goldman Sachs Partners, L.P., as co-documentation agent, Lehman Commercial Paper, Inc., as co-documentation agent and The Bank of New York, as administrative agent (incorporated by reference to Exhibit
         10.1 to Form 8-K filed with the SEC on September 22, 1998)

10.24 Amendment to the Credit and Guarantee Agreement, dated as of November 20, 1998, by and among SFX Entertainment, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, Goldman Sachs Partners, L.P., as co-documentation agent, Lehman Commercial Paper, Inc., as co-documentation agent and The Bank of New York, as administrative agent (incorporated by reference to Exhibit 10.24 to Registration Statement on Form S-4 (File No. 333-71195) filed with the SEC January 26, 1999)

10.25 Purchase Agreement, dated November 25, 1998, relating to the 9 1/8% Senior Subordinated Notes due December 1, 2008 of SFX Entertainment, Inc., by and among SFX Entertainment, Inc., Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., BancBoston Robertson Stephens Inc. and BNY Capital Markets, Inc. (incorporated by reference to Exhibit
         10.25 to Registration Statement on Form S-4 (File No. 333-71195) filed with the SEC January 26, 1999)

10.26 Amendment No. 2 to Agreement and Plan of Merger among SBI Holdings Corporation, SBI Radio Acquisition Corporation and SFX Broadcasting, Inc., dated March 9, 1998 (incorporated by reference to Annual Report on Form 10-K (File No. 333-43287) filed with the SEC on March 18,
         1998)

10.27 Stock Purchase Agreement, dated as of April 29, 1998, among SFX Sports Group, Inc., SFX Entertainment, Inc. and David Falk, Curtis Polk and
         G. Michael Higgins (incorporated by reference to Amendment No. 1 to Form S-1 (File No. 333-50079) filed with the SEC on May 5, 1998)

10.28 Asset Purchase Agreement, dated April 29, 1998, by and among Blackstone Entertainment LLC, its members, DLC Acquisition Corp., and SFX Entertainment, Inc. (incorporated by reference to Amendment No. 1 to Form S-1 (File No. 333-50079) filed with the SEC on May 5, 1998)

10.29 Purchase and Sale Agreement, dated April 22, 1998, by and among Oakdale Concerts, LLC, Oakdale Development Limited Partnership and Oakdale Theater Concerts, Inc. (incorporated by reference to Amendment No. 1 to Form S-1 (File No.
         333-50079) filed with the SEC on May 5, 1998)

10.30 Amended and Restated Employment Agreement, dated as of December 12, 1997, by and between SFX Entertainment, Inc. and Brian E. Becker (incorporated by reference to Amendment No. 1 to Form S-1 (File No. 333-43287) filed with the SEC on January 22, 1998)

10.31 Employment Agreement between SFX Entertainment, Inc. and David Falk, dated as of April 29, 1998 (incorporated by reference to Amendment No. 2 to Form S-1 (File No. 333-50079) filed with the SEC on May 19, 1998)

10.32 Employment Agreement between SFX Entertainment, Inc. and Robert F.X. Sillerman, dated as of May 28, 1998 (incorporated by reference to Amendment No. 2 to Form S-4 (File No. 333-50331) filed with the SEC on June 9, 1998)

10.33 Employment Agreement between SFX Entertainment, Inc. and Michael G. Ferrel, dated as of May 28, 1998 (incorporated by reference to Amendment No. 2 to Form S-4 (File No. 333-50331) filed with the SEC on June 9, 1998)

10.34 Employment Agreement between SFX Entertainment, Inc. and Thomas P. Benson, dated as of May 28, 1998 (incorporated by reference to Amendment No. 2 to Form S-4 (File No. 333-50331) filed with the SEC on June 9, 1998)

10.35 Employment Agreement between SFX Entertainment, Inc. and Howard J. Tytel, dated as of May 28, 1998 (incorporated by reference to Amendment No. 2 to Form S-4 (File No. 333-50331) filed with the SEC on June 9, 1998)

10.36 Agreement and Plan of Merger, dated as of August 6, 1998, among SFX Entertainment, Inc., MWE Acquisition Corp. and Magicworks Entertainment Incorporated (incorporated by reference to Exhibit 99(c)(1) to SFX's Schedule 14D-1 filed with the SEC on August 13,
         1998)

10.37 Agreement and Plan of Merger, as amended, among SFX Entertainment, Inc., SFX Acquisition Corp. and The Marquee Group, Inc. (composite version) (incorporated by reference to Exhibit 10.37 to Registration Statement on Form S-4 (File No. 333-71195) filed with the SEC on January 26, 1999)

10.38 Director Deferred Stock Ownership Plan of SFX (incorporated by reference to Exhibit 10.38 to Registration Statement on Form S-4 (File No. 333-71195) filed with the SEC on January 26, 1999)

10.39 Stock Purchase Agreement, dated as of January 25, 1999, by and among SFX Entertainment, Inc. and the sellers party thereto (incorporated by reference to Exhibit 10.39 to Amendment No. 1 to Form S-4 (File No. 333-71195) filed with the SEC on February 5, 1999)

10.40 Purchase Agreement, dated as of February 1, 1999, by and among SFX Entertainment, Inc., Concert Acquisition Sub, Inc., Nederlander of New Mexico LLC, Nederlander Festivals, Inc. and the other sellers party thereto (incorporated by reference to Exhibit 10.40 to Amendment No. 1 to Form S-4 (File No. 333-71195) filed with the SEC on February 5,
         1999)

10.41 Asset Purchase Agreement, dated as of February 1, 1999, by and among SFX Entertainment, Inc., Concert Acquisition Sub, Inc. and Nederlander of Ohio, Inc. (incorporated by reference to Exhibit 10.41 to Amendment No. 1 to Form S-4 (File No.
         333-71195) filed with the SEC on February 5, 1999)

10.42 Membership Interest Purchase Agreement, dated February 1, 1999, by and among SFX Entertainment, Inc., Concert Acquisition Sub, Inc., Nederlander Arena Management LLC, Nederlander Cincinnati, LLC, Nederlander Club Management LLC and the sellers party thereto (incorporated by reference to Exhibit 10.42 to Amendment No. 1 to Form S-4 (File No. 333-71195) filed with the SEC on February 5, 1999)

10.43 Stock Purchase Agreement, dated February 1, 1999 by and among SFX Entertainment, Inc., Concert Acquisition Sub, Inc., Greater Detroit Theatres, Inc. and the sellers party thereto (incorporated by reference to Exhibit 10.43 to Amendment No. 1 to Form S-4 (File No. 333-71195) filed with the SEC on February 5, 1999)

21.1*     Subsidiaries of the Company

23.1*     Consent of Ernst & Young, LLP

27.1*     Financial Data Schedule

-------------------------------------------------------------------------------
*  Filed herewith

(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on October 20, 1998 disclosing its execution of Amendment No. 3, dated October 16, 1998, to the Agreement and Plan of Merger between the Company and The Marquee Group, Inc.

         The Company filed a Current Report on Form 8-K on November 23, 1998 disclosing its execution of a Purchase Agreement, dated November 19, 1998, pursuant to which the Company agreed to offer in a private placement $200 million in aggregate principal amount of its 9 1/8% Senior Subordinated Notes due 2008.

                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SFX ENTERTAINMENT, INC.

                                  By: /s/Robert F.X. Sillerman
                                  -------------------------------------------
                                  Name: Robert F.X. Sillerman
                                  Title: Executive Chairman and Member of the
                                           Office of the Chairman

                                  Date: March 30, 1999


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                                     Date
---------                       -----                                     -----
/s/ Robert F.X. Sillerman       Executive Chairman, Member of the         March 30, 1999
-------------------------       Office of the Chairman and Director
Robert F.X. Sillerman           (principal executive officer)

/s/ Michael G. Ferrel           President, Chief Executive Officer,       March 30, 1999
---------------------           Member of the Office of the Chairman
Michael G. Ferrel               and Director

/s/ Brian Becker                Executive Vice President, Member of the   March 30, 1999
-----------------
Brian Becker                    Office of the Chairman and Director

/s/ David Falk                  Member of the Office of the Chairman      March 30, 1999
---------------
David Falk                      and Director

/s/ Howard J. Tytel             Executive Vice President, Member of the   March 30, 1999
--------------------
Howard J. Tytel                 Office of the Chairman, General
                                Counsel, Secretary and Director

/s/ Thomas P. Benson            Chief Financial Officer, Senior Vice      March 30, 1999
--------------------            President and Director (principal
Thomas P. Benson                financial and accounting officer)

/s/ Richard A. Liese            Senior Vice President, Associate          March 30, 1999
--------------------            General Counsel and Director
Richard A. Liese

/s/ D. Geoffrey Armstrong       Director                                  March 30, 1999
-------------------------
D. Geoffrey Armstrong

                                Director
-------------------------
James F. O'Grady, Jr.

/s/ Paul Kramer                 Director                                  March 30, 1999
---------------
Paul Kramer

/s/ Edward F. Dugan             Director                                  March 30, 1999
-------------------
Edward F. Dugan

                            SFX ENTERTAINMENT, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE

The following consolidated financial statements are included in Item 8:

Reports of Independent Auditors                                            F-2
Consolidated Balance Sheets as of December 31, 1998 and 1997               F-4
Consolidated Statements of Operations for each of the
  Three Years in the Period Ended December 31, 1998                        F-5
Consolidated Statements of Cash Flows for each of the
  Three Years in the Period Ended December 31, 1998                        F-6
Consolidated Statements of Shareholders' Equity for each of the
  Three Years in the Period Ended December 31, 1998                        F-7
Notes to Consolidated Financial Statements                                 F-8

The following consolidated financial statement schedule is included in
Item 14(a):

Schedule II - Valuation and Qualifying Accounts                            S-1

All other schedules have been omitted because the information is not applicable or is not material or because the information required is included in the consolidated financial statements or the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
SFX Entertainment, Inc.

         We have audited the accompanying consolidated balance sheets of SFX Entertainment, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows and shareholders' equity for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. 1

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SFX Entertainment, Inc. at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                   ERNST & YOUNG LLP
New York, New York
February 25, 1999

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
SFX Entertainment, Inc.

         We have audited the accompanying statements of operations and cash flows of Delsener/Slater Enterprises, Ltd. and Affiliated Companies for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. 1

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Delsener/Slater Enterprises, Ltd. and Affiliated Companies for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                      ERNST & YOUNG LLP


New York, New York
October 2, 1997

                                         SFX ENTERTAINMENT, INC.
                                        CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     December 31,
                                                                             ---------------------------
ASSETS                                                                           1998             1997
                                                                             ----------         --------
Current assets:
    Cash and cash equivalents                                                $   48,021         $  5,979
    Accounts receivable, net                                                     53,162            3,831
    Prepaid event expenses                                                       23,043              438
    Investments in and receivables from theatrical and other productions         12,222               --
    Other prepaid expenses                                                        4,475              770
    Notes receivables from related parties and employees                            972               --
    Other current assets                                                          6,838              202
                                                                             ----------         --------
Total current assets                                                            148,733           11,220

Property and equipment, net                                                     292,626           59,685
Goodwill and other intangible assets, net                                       898,433           60,306
Deferred acquisition costs                                                        2,280            6,213
Investment in and receivables from equity investees                              18,450              937
Notes receivable from related parties and employees, less current portion        12,464              900
Other assets                                                                     10,466            7,681
                                                                             ----------         --------
TOTAL ASSETS                                                                 $1,383,452         $146,942
                                                                             ==========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                         $   17,712         $  1,345
    Accrued expenses                                                             46,670            1,284
    Accrued interest payable                                                     17,241               86
    Deferred revenue                                                             60,142            3,603
    Income taxes payable                                                          4,217            1,707
    Due to SFX Broadcasting                                                          --           11,539
    Current portion of long-term debt                                             5,581              923
    Current portion of deferred purchase consideration                           11,851            1,950
                                                                             ----------         --------
Total current liabilities                                                       163,414           22,437

Long-term debt, less current portion                                            768,195           15,255
Deferred purchase consideration, less current portion                             7,983            4,289
Deferred income taxes                                                            38,826            2,817
Other liabilities                                                                 1,940               --
                                                                             ----------         --------
TOTAL LIABILITIES                                                               980,358           44,798

Minority interest                                                                 8,058               --
Temporary equity - stock subject to redemption                                   16,500               --
Commitment and contingencies
Shareholders' equity:
Preferred Stock, $.01 par value, 25,000,000 shares authorized, none issued
     and outstanding as of December 31, 1998 and 1997                                --               --
Class A common stock, $.01 par value, 100,000,000 shares authorized,
     28,613,194 and 13,579,024 shares issued and outstanding as of
     December 31, 1998 and 1997, respectively                                       286              136
Class B common stock, $.01 par value, 10,000,000 shares authorized,
     1,697,037 and 1,047,037 shares issued and outstanding as of
     December 31, 1998 and 1997, respectively                                        17               10
Additional paid in capital                                                      449,636           98,184
Deferred compensation                                                            (6,533)              --
Accumulated (deficit) earnings                                                  (64,870)           3,814
                                                                             ----------         --------
Total shareholders' equity                                                      378,536          102,144
                                                                             ----------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $1,383,452         $146,942
                                                                             ==========         ========

                             See accompanying notes.

                            SFX ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            Year ended December 31,
                                                           ---------------------------------------------------------
                                                                                                        Predecessor
                                                                1998                1997                    1996
                                                           -----------          -----------             ------------
Revenue                                                    $   884,286          $    96,144               $  50,362

Operating expenses:
Cost of revenues                                               678,756               73,881                  41,584
Selling, general and administrative expenses                   111,748                9,536                   9,102
Depreciation and amortization, including $2,406
    of integration and start-up costs in 1998                   62,197                5,431                     747
Corporate expenses, net of Triathlon fees of $530
    in 1998 and $1,794 in 1997                                  11,194                2,206                      --
Non-recurring charges                                            5,600                   --                      --
Non-cash compensation and other non-cash charges                34,051                   --                      --
                                                           -----------          -----------               ---------
                                                               903,546               91,054                  51,433
                                                           -----------          -----------               ---------
Income (loss) from operations                                  (19,260)               5,090                  (1,071)
Income from equity investments                                   4,630                  509                     524
Interest expense                                               (50,759)              (1,590)                    (60)
Investment income                                                4,491                  295                     198
Minority interest                                               (2,036)                  --                      --
                                                           -----------          -----------               ---------
Income (loss) before provision for income taxes                (62,934)               4,304                    (409)
Provision for income taxes (1)                                   3,000                  490                     106
                                                           -----------          -----------               ---------
Net income (loss)                                              (65,934)               3,814               $    (515)
                                                                                                          =========

Accretion on stock subject to redemption                         2,750                   --
                                                           -----------          -----------
Net income (loss) applicable to common shares              $   (68,684)         $     3,814
                                                           ===========          ===========

Basic and dilutive earnings (loss) per common share        $     (2.75)              $ 0.26
                                                           ===========          ===========

Weighted average basic and dilutive common shares
   outstanding                                              24,978,413           14,445,000
                                                           ===========          ===========

(1) The provision for income taxes for the year ended December 31, 1997 would have been $2,540 if such provision had been calculated on a stand-alone basis (see Note 10). This increase in the provision for income taxes would have resulted in pro forma net income of $1,764 and basic and dilutive earnings per common share of $0.12.


                             See accompanying notes.

                            SFX ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                   Year Ended December 31,
                                                                     ----------------------------------------------------
                                                                                                            Predecessor
                                                                            1998             1997               1996
                                                                     ----------------  ----------------   ----------------
Operating activities:
Net income (loss)                                                        $  (65,934)       $  3,814           $  (515)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization, excluding $2,406 of
     integration and start-up costs in 1998                                  59,791           5,431               746
   Income from equity investments, net of amounts received                    2,809            (479)               16
   Non-cash compensation and other non-cash charges                          34,051              --                --
   Minority interest                                                          2,036              --                --
   Deferred income taxes                                                         --            (427)               --
Changes in operating assets and liabilities, net of amounts acquired:
   Accounts receivable, net                                                   8,463            (923)             (159)
   Prepaid event expenses, prepaid expenses and other current assets        (23,496)            419              (649)
   Other assets                                                                 882            (275)               --
   Notes receivable from related parties and employees                       (1,132)             --                --
   Accounts  payable, accrued expenses and other liabilities                 (1,550)           (325)            4,759
   Accrued interest payable                                                  17,204              --                --
   Income taxes payable                                                          --             917                --
   Deferred revenue                                                          (5,683)         (7,147)               16
                                                                         ----------        --------           -------
Net cash provided by operating activities                                    27,441           1,005             4,214
                                                                         ----------        --------           -------
Investing activities:
   Purchase of  businesses, net of  cash acquired                          (827,147)        (71,213)               --
   Investment in partnership                                                     --              --              (435)
   Purchase of property and equipment                                       (64,773)         (2,083)               --
                                                                         ----------        --------           -------
Net cash used in investing activities                                      (891,920)        (73,296)             (435)
                                                                         ----------        --------           -------
Financing activities:
   Capital contributed by SFX Broadcasting                                       --          79,093                --
   Payments made to SFX Broadcasting pursuant to the Spin-Off              (135,679)             --                --
   Proceeds from issuance of senior subordinated debt and
      borrowings under the credit agreement                                 951,500              --                --
   Proceeds from sale of common stock                                       328,568              --                --
   Repayment of debt and capital lease obligations                         (215,212)           (823)               --
   Other, principally debt issuance costs                                   (22,656)             --            (1,431)
                                                                         ----------        --------           -------
Net cash provided by (used in) financing activities                         906,521          78,270            (1,431)
                                                                         ----------        --------           -------
Net increase in cash and cash equivalents                                    42,042           5,979             2,348
Cash and cash equivalents at beginning of period                              5,979              --             2,905
                                                                         ==========        ========           =======
Cash and cash equivalents at end of period                               $   48,021        $  5,979           $ 5,253
                                                                         ==========        ========           =======
Supplemental disclosure of cash flow information:
Cash paid for interest                                                   $   33,604        $  1,504           $    60
                                                                         ==========        ========           =======
Cash paid for income taxes                                               $      501        $     --           $   106
                                                                         ==========        ========           =======

Supplemental disclosure of non-cash investing and financing activities:
o Issuance of equity securities, including deferred equity security issuance and assumption of debt in connection with certain acquisitions (see Note 3).
o Agreements to pay future cash consideration in connection with certain acquisitions (see Note 3).
o The balance sheet includes certain assets and liabilities which were contributed by SFX Broadcasting (see Notes 1 and 4).


                             See accompanying notes.

                            SFX ENTERTAINMENT, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                             Class A     Class B      Additional                     Accumulated
                                              Common      Common        Paid-In       Deferred        (Deficit)
                                               Stock       Stock        Capital     Compensation      Earnings        Total
                                            ----------  ----------   ------------  --------------    -----------    ---------

Balances, January 1, 1997                   $      --    $    --     $      --      $       --       $        --    $      --

Capital contributed by SFX Broadcasting           136         10        98,184              --                --       98,330

Net income                                         --         --            --              --             3,814        3,814
                                            ---------    -------     ---------      ----------       -----------    ---------
Balances, December 31, 1997                       136         10        98,184              --             3,814      102,144

Net liabilities assumed and shares issued
   to employees in the Spin-Off, principally
   income taxes                                    13         --      (109,755)             --                --     (109,742)

Sale of 8,050,000 shares of Class A
   common stock                                    80         --       328,488              --                --      328,568

Issuance of 5,500,697 shares of Class A
   common stock for acquisitions                   55         --        95,543              --                --       95,598

Issuance of Class A and Class B common
   stock pursuant to employment agreements          2          7        34,426          (8,625)               --       25,810

Amortization of deferred compensation              --         --            --           2,092                --        2,092

Accretion on stock subject to redemption           --         --         2,750              --            (2,750)          --

Net loss                                           --         --            --              --           (65,934)     (65,934)
                                            ---------    -------     ---------      ----------       -----------    ---------
Balances, December 31, 1998                 $     286    $    17     $ 449,636      $   (6,533)      $   (64,870)   $ 378,536
                                            =========    =======     =========      ==========       ===========    =========


















                             See accompanying notes.

                             SFX ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

         SFX Entertainment, Inc. ("SFX" or the "Company") is the world's largest diversified promoter, producer and venue operator for live entertainment events. In addition, SFX is a leading fully integrated sports marketing and management company specializing in the representation of sports athletes and broadcasters, integrated event management, television programming and production and marketing consulting services. SFX owns, partially or entirely, and/or operates under lease or exclusive booking arrangements, the largest network of venues used principally for music concerts and other live entertainment events in the United States, with 82 venues in 31 of the top 50 markets, including 16 amphitheaters in the top 10 markets. SFX operates in four major business segments within the live entertainment industry: music, theater, sports and family entertainment and other.

         SFX was formed as a wholly-owned subsidiary of SFX Broadcasting, Inc. ("SFX Broadcasting") in December 1997 and as the parent company of SFX Concerts, Inc ("Concerts"). Concerts was formed in January 1997 to acquire and hold SFX Broadcasting's live entertainment operations. The Company had no substantive operations until its acquisition of Delsener/Slater Enterprises, Ltd. and affiliated companies ("Delsener/Slater") in January 1997.

         In August 1997, SFX Broadcasting agreed to the merger among SBI Holdings, Inc. (the "Buyer"), SBI Radio Acquisition Corporation, a wholly-owned subsidiary of the Buyer, and SFX Broadcasting (the "Broadcasting Merger") and to the spin-off of the Company to the shareholders of SFX Broadcasting (the "Spin-Off") (See Note 4). The Spin-Off was completed on April 27, 1998 and the Broadcasting Merger was completed on May 29, 1998. Prior to the Spin-Off, SFX Broadcasting provided various administrative services to the Company. SFX Broadcasting allocated these expenses on the basis of direct usage. In the opinion of management, this method of allocation was reasonable and allocated expenses approximated what the Company would have incurred on a stand-alone basis. The Company recorded the Spin-Off at the historical cost of the assets and liabilities contributed by SFX Broadcasting.

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of SFX and its majority-owned subsidiaries. The Company accounts for its investments in 50 percent or less owned entities, including theatrical production partnerships, under the equity method. All intercompany transactions and balances have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

         The Company considers all investments purchased with a maturity of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 1997 is $1,235,000 of cash which has been deposited in a separate account and was used during 1998 to fund committed capital expenditures.

PREPAID EVENT EXPENSES

         Prepaid event expenses include show advances and deposits, event advertising costs and other costs directly related to future events. Such costs are charged to operations upon completion of the related events. As of December 31, 1998 and 1997, prepaid event expenses included advertising costs of $480,000 and $40,000, respectively. The Company recognized event advertising expense of approximately $51,865,000, $7,109,000, and $4,896,000 in 1998, 1997, and 1996,
respectively.

PROPERTY AND EQUIPMENT

         Land, buildings, improvements and furniture and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

                 Buildings and improvements         4-40 years
                 Furniture and equipment             3-7 years

         Leasehold improvements primarily represent the capitalized costs to renovate leased venues. These costs are being amortized over the shorter of the useful life of the improvement or the term of their respective leases. Maintenance and repairs which do not extend the lives of the respective assets are expensed as incurred. Depreciation of assets under capital leases is included in depreciation and amortization expense.

GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill represents the excess of the purchase price, including contingent purchase consideration, over the fair market value of the assets acquired, and is amortized using the straight-line method over 10-15 years. Other intangible assets, principally debt issuance costs, are amortized over the term of the related debt and included in interest expense.

         It is the Company's policy to account for goodwill and other intangible assets at the lower or amortized cost or estimated realizable value. As part of an ongoing review of the valuation and amortization of goodwill and other intangible assets of the Company and its subsidiaries, management assesses the carrying value of goodwill and other intangible assets if facts and circumstances suggest that there may be impairment. If this review indicates that goodwill and other intangible assets will not be recoverable as determined by a non-discounted cash flow analysis of the operating results over the remaining amortization period, the carrying value of the goodwill and other intangible assets would be reduced to estimated realizable value.

         Certain of the acquisition agreements require that the Company pay the sellers additional amounts based upon the achievement of a certain level of operating results as defined in the respective acquisition agreements. It is the Company's policy to record these additional amounts when, in management's opinion, it is probable that the results will be achieved. These amounts are recorded as additional purchase price or as compensation expense in accordance with EITF 95-8 "Accounting for Contingent Consideration Paid to the Shareholders for an Acquired Enterprise in a Purchase Business Combination".

OTHER ASSETS

         In 1997, other assets includes $4,928,000 of costs associated with acquiring the right to receive fees from Triathlon Broadcasting Company ("Triathlon"), an affiliate, for certain financial consulting, marketing and administrative services provided by the Company to Triathlon. In 1998, the Company wrote down these assets by $2.7 million, as a charge to amortization expense, to the net realizable value upon the expected sale of Triathlon to a third party in the second quarter of 1999. As of December 31, 1998, $2,032,000 of these costs, which the Company expects to receive in the second quarter of 1999, were recorded as other current assets.

REVENUE RECOGNITION

         Seasonality

         The Company's operations and revenues are largely seasonal in nature, with generally higher revenue generated in the second and third quarters of the year. The Company's outdoor venues are primarily utilized in the summer months and do not generate substantial revenue in the late fall, winter and early spring. Similarly, the musical concerts that the Company promotes largely occur in the second and third quarters. To the extent that the Company's entertainment marketing and consulting relate to musical concerts, they also predominantly generate revenues in the second and third quarters. However, this seasonality is somewhat offset by typically non-summer seasonal businesses such as touring Broadway Shows which typically tour between September and May and motor sports which produces revenue predominantly in the first quarter.

         Music, Theatrical and Family Entertainment

         Revenue from the presentation and production of an event is recognized on the date of the performance. Advance ticket sales are recorded as deferred revenue until the event occurs. Sponsorship and other revenues that are not related to any single event are classified as deferred revenue and are amortized on a straight-line basis over the operating season during the term of the contract.

         Sports

         Revenue arises primarily from percentage fees or commissions received for the negotiation of professional sporting contracts and marketing endorsements. The Company recognizes revenue ratably over the period of the associated contract. Revenue is deferred when funds are received in advance of the performance period and is recognized over the period of performance.

         Other

         Revenue is recognized as services are performed or as goods are shipped.

RISKS AND UNCERTAINTIES

         Accounts receivable are due principally from ticket companies and venue box offices. These amounts are typically collected within 20 days of a performance. Generally, management considers these accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. Certain other accounts receivable, arising from the normal course of business, are reviewed for collectibility and allowances for doubtful accounts are recorded as required. The Company has recorded an allowance for doubtful accounts of $1.7 million as of December 31, 1998 related to these accounts receivable. Management believes that no allowance for doubtful accounts was required at December 31, 1997.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INCOME (LOSS) PER COMMON SHARE

         Basic income (loss) per common share is based upon the net income
(loss) applicable to common shares after the accretion of stock subject to redemption and upon the weighted average of common shares outstanding during the period. Diluted loss per common share adjusts for the effect of convertible securities and stock options only in the periods presented in which such effect would have been dilutive. As the Company incurred losses in 1997 and 1998, there were no dilutive securities during those periods. For the periods prior to the Spin-Off, the calculation of income (loss) per common share reflects the recapitalization of the Company (See Note 10).

             Earnings per share for the year ended December 31, 1996 has not been presented herein since the operations for that year relates to the predecessor of the Company and such information would not be meaningful.

START-UP ACTIVITIES

          In June 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which is effective for fiscal years beginning after December 15, 1998. Under SOP 98-5, the costs of start-up activities, including organizational costs, would be expensed as incurred. SOP 98-5 broadly defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility or beginning a new operation. The initial application of SOP 98-5 is to be reported as a cumulative effect of a change in accounting principle. Management has preliminarily determined that SOP 98-5 will not have a material effect on its consolidated financial statements.

RECLASSIFICATION

         Certain amounts in 1997 and 1996 have been reclassified to conform to the 1998 presentation.

3.  ACQUISITIONS

1997 ACQUISITIONS

         In January 1997, SFX Broadcasting acquired Delsener/Slater, a concert promotion company which has long-term leases or is the exclusive promoter for seven of the major concert venues in the New York City metropolitan area. Total aggregate consideration was approximately $27,600,000, including $2,900,000 for working capital and the present value of deferred payments of $3,000,000 to be paid over five years and $1,000,000 to be paid without interest over ten years. In certain cases, Messrs. Delsener and Slater have rights to purchase the outstanding capital stock of Delsener/Slater for fair market value as defined in their employment agreements. In March 1997, the Company acquired the stock of certain companies which own and operate the Meadows Music Theater (the "Meadows"), an indoor/outdoor complex located in Hartford, Connecticut for $900,000 in cash, 250,838 shares of SFX Broadcasting Class A Common Stock with a value of approximately $7,500,000 and the assumption of approximately $15,400,000 in debt. In June 1997, the Company acquired the stock of Sunshine Promotions, Inc. ("Sunshine") and certain other related companies, an owner-operator of venues and a concert promoter in the Midwest for $53,900,000 in cash, of which $2,000,000 is payable over five years, 62,792 shares of

SFX Broadcasting Class A Common Stock issued with a value of approximately $2,000,000, shares of SFX Broadcasting stock issuable over a two year period with a value of approximately $2,000,000 and the assumption of approximately $1,600,000 in debt.

         The Delsener/Slater, Meadows, and Sunshine acquisitions are collectively referred to herein as the "1997 Acquisitions." The 1997 Acquisitions were financed through capital contributions from SFX Broadcasting and were accounted for under the purchase method of accounting.

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

         Contemporary

         On February 27, 1998, the Company acquired the Contemporary Group ("Contemporary"), a live entertainment and special event promoter and producer, venue owner and operator and consumer marketer, for total consideration of approximately $101.4 million comprised of $72.8 million in cash, a payment for working capital of approximately $9.9 million and the issuance 1,262,850 shares of Class A Common Stock of the Company valued by the parties at $16.8 million (the "Contemporary Acquisition"). The Contemporary Acquisition involved the merger of Contemporary International Productions Corporation with and into the Company, the acquisition by a wholly owned subsidiary of the Company of substantially all of the assets, excluding certain cash and receivables, of the remaining members of Contemporary and the acquisition by Contemporary of the 50% interest in the Riverport Amphitheater Joint Venture not owned by Contemporary. If any of the

Contemporary sellers owns any shares of the Company's Class A Common Stock received in the Contemporary Acquisition on the second anniversary of the closing date and the average trading price of such stock over the 20-day period ending on such anniversary date is less than $13.33 per share, then the Company will make a one-time cash payment to each individual holding such shares that is equal to the product of (i) the quotient of the difference between (A) the actual average trading price per share over such 20-day period and (B) $13.33 divided by two, multiplied by (ii) the number of shares of Class A Common Stock of the Company's received by such individual in the Contemporary Acquisition and owned as of such anniversary date. In May 1998, the Company and the sellers placed 140,000 of the shares issued in connection with the Contemporary Acquisition into an escrow account and reduced the aggregate purchase price accordingly (as reflected above). The Company may, at its sole discretion, cancel such shares at any time.

         Network

         On February 27, 1998, the Company acquired the Network Magazine Group ("Network Magazine"), a publisher of trade magazines for the radio broadcasting industry, and SJS Entertainment Corporation ("SJS"), an independent creator, producer and distributor of music-related radio programming, services and research (the "Network Acquisition"), for total consideration of approximately $66.8 million comprised of $52.0 million in cash, a payment for working capital of approximately $1.8 million, reimbursed sellers costs of $500,000, the purchase of an office building and property for $2.5 million and the issuance upon the Spin-Off of approximately 750,000 shares of Class A Common Stock of the Company valued by the parties at $10.0 million. The $2.5 million purchase of the office building and property is comprised of cash of approximately $700,000 and the assumption of debt of approximately $1.8 million. The Company is also obligated to pay the sellers an additional payment in Class A Common Stock or, at the Company's option, cash based on future operating results, as defined, generated on a combined basis by Network Magazine and SJS in 1998, up to a maximum of $14.0 million. In 1998, the Company recorded $8.0 million related to the achievement of the operating results which is included in deferred purchase consideration in the accompanying consolidated balance sheet. In the Network Acquisition, the Company, through a wholly owned subsidiary, acquired all of the outstanding capital stock of each of The Album Network, Inc. and SJS Entertainment Corporation and purchased substantially all of the assets and properties and assumed substantially all of the liabilities and obligations of The Network 40, Inc.

         FAME

         On June 4, 1998, the Company acquired Falk Associates Management Enterprises, Inc. and Financial Advisory Management Enterprises, Inc. (collectively, "FAME"), a full-service marketing and management company which specializes in the representation of team sports athletes, primarily in professional basketball. The aggregate purchase price for FAME was approximately $82.2 million in cash (including approximately $7.9 million which the Company paid in connection with certain taxes incurred by FAME and the FAME sellers and excluding $4.7 million of taxes paid on behalf of the sellers which will be refunded to the Company in 1999) and 1.0 million shares of Class A Common Stock, valued at approximately $36.0 million (the "FAME Acquisition"). The agreement also provides for payments by the Company to the FAME sellers of additional amounts up to an aggregate of $15.0 million over 5 years contingent on the achievement of certain operating performance targets. In 1998, the Company recorded $750,000 based on the achievement of the operating performance targets which has been included in deferred purchase consideration in the accompanying consolidated balance sheet.

         Don Law

         On July 2, 1998, the Company acquired certain assets of Blackstone Entertainment, LLC ("Don Law"), a concert and theater promoter in New England, for an aggregate consideration of approximately $92.2 million, including the repayment of approximately $7.0 million in debt. Don Law currently owns and/or operates three venues in New England.

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

         Other Acquisitions

         During 1998, the Company completed the acquisition of thirteen other companies in the theatrical, music and other segments, principally in the areas of programming, touring and merchandising (collectively the "Other Acquisitions"). The aggregate purchase price of the Other Acquisitions was $169.5 million in cash, approximately $11.0 million in stock (375,019 shares of the Company's Class A Common Stock), $10.0 million of deferred payments and $5.8 million in assumed debt. The Company also made a non-recourse loan to the one of the sellers in the amount of $11.4 million. In addition, the Company is required to make a loan to certain sellers in an amount equal to the taxes incurred by the sellers. The Company expects that the amount of the loan will be approximately $750,000. Further, certain of the agreements also provide for payments by the Company to the certain of the sellers of additional amounts contingent on the achievement of certain operating performance targets. In 1998, the Company recorded $2.7 million related to such agreements which has been included in deferred purchase consideration in the accompanying consolidated balance sheet.

         The BGP Acquisition, the PACE Acquisition, the Contemporary Acquisition, the Network Acquisition, the FAME Acquisition, the Don Law Acquisition, the Magicworks Acquisition and the Other Acquisitions are collectively referred to herein as the "1998 Acquisitions." The 1998 Acquisitions were accounted for under the purchase method of accounting and funded with the proceeds of the $350.0 Note Offering, the 1998 Equity Offering, and the Senior Credit Facility (each as defined herein) and available cash. The purchase prices of the 1998 Acquisitions have been preliminarily allocated to the assets acquired and liabilities assumed and are subject to change. Operating results for the 1997 Acquisitions and the 1998 Acquisitions are included herein from their respective acquisition dates.

         The following unaudited pro forma summary represents the consolidated results for the years ended December 31, 1998 and 1997 as if the acquisitions completed as of December 31, 1998 had occurred as of January 1, 1997. The pro forma summary for the year ended December 31, 1996 reflects the 1997 Acquisitions as if they had occurred as of January 1, 1996. These pro forma results have been included for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future (in thousands).

                                                      Pro Forma
                                               Year Ended December 31,
                                                     (unaudited)
                                    1998                 1997               1996
                               ----------------------------------------------------
Revenues                       $  1,131,347           $  883,901         $ 104,784
Net income                     $    (71,594)          $  (49,414)        $  (2,668)
Loss applicable to basic and
   dilutive common shares      $      (2.39)          $    (1.76)               --

4. SPIN-OFF

         Pursuant to the terms of the Spin-Off, SFX Broadcasting contributed to the Company all of the assets relating to its live entertainment businesses and the Company assumed all of SFX Broadcasting's liabilities pertaining to the live entertainment businesses, as well as certain other liabilities including the obligation to make change of control payments to certain employees of SFX Broadcasting of approximately $5.0 million, as well as the obligation to indemnify one-half of certain of these employees' excise tax. At the time of the Broadcasting Merger, the Company preliminarily received $2.0 million of net Working Capital (as defined in the Broadcasting Merger Agreement). Any additional payments which may be payable upon the final determination of the Working Capital will be reflected as an increase or decrease, as the case may be, to the Company's equity.

         In connection with the Spin-Off, the Company entered into a tax sharing agreement with SFX Broadcasting. Pursuant to the tax sharing agreement, as amended, the Company is responsible for certain taxes incurred by SFX Broadcasting, including income taxes imposed with respect to income generated by the Company for periods prior to the Spin-Off and taxes resulting from gain recognized by SFX Broadcasting in the Spin-Off. The Company paid $109.7 million of estimated payments related to this agreement during 1998. Management's estimates of the amount of the indemnity payments are based on assumptions which management believes are reasonable. However, upon the completion of all final tax returns, including any potential tax audits, such assumptions could be modified in a manner that would result in a significant variance in the actual amount of the tax indemnity.

5. PROPERTY AND EQUIPMENT

         The Company's property and equipment as of December 31, 1998 and 1997 consisted of the following (in thousands):

                                           1998                1997
                                           ----                ----
Land                                     $ 20,379            $ 8,752
Building and improvements                 145,438             44,364
Furniture and equipment                    38,416              6,027
Leasehold improvements                     98,483              2,676
Assets under capital lease                  6,898                476
                                         --------            -------
                                          309,614             62,295
Accumulated depreciation and
    amortization                          (16,988)            (2,610)
                                         --------            -------
                                         $292,626            $59,685
                                         ========            =======

6. GOODWILL AND OTHER INTANGIBLE ASSETS

         The Company's goodwill and other intangible assets, principally deferred financing costs, as of the December 31, 1998 and 1997 consisted of the following (in thousands):

                                          1998              1997
                                          ----              ----
Goodwill                               $ 911,164          $ 56,758
Other intangibles                         33,978             6,293
                                       ---------          --------
                                         945,142            63,051
Accumulated Amortization                 (46,709)           (2,745)
                                       =========          ========
                                       $ 898,433          $ 60,306
                                       =========          ========
7. LEASES

         The Company's leases include primarily leases with respect to venues, office space and land. The lease terms range from 3 to 11 years for operating leases and 1 to 36 years for capital leases. A number of the leases provide for escalating rent over the lease term. Rental expense on operating leases is recognized on a straight-line basis over the life of such leases. The majority of the amphitheater leases provide for contingent rentals, generally based upon a percentage of gross revenues, as defined in the respective lease agreements. Rental expense associated with operating leases for 1998, 1997 and 1996 was $19,496,000, $2,753,000 and $875,000, respectively. Contingent rental expense associated with operating leases for 1998 was $4,282,000. There was no contingent rental expense for 1997 and 1996. Interest rates on capital leases range form 6.0% to 9.75%.

Minimum rental commitments on long-term capital and operating leases at December 31, 1998 are as follows (in thousands):

                                      Operating Leases      Capital Leases
                                      ----------------      --------------
1999                                      $ 10,218             $ 2,067
2000                                         9,321               1,892
2001                                         8,374               1,566
2002                                         8,018               1,256
2003                                         7,488               1,256
2004 and thereafter                         79,668              24,123
                                          --------             -------
                                          $123,087              32,160
                                          ========
Less: Interest                                                 (19,380)
                                                               -------
                                                                12,780

Less: Current portion                                             (825)
                                                               -------
                                                               $11,955
                                                               =======

8. LONG-TERM DEBT

As of December 31, 1998 and 1997, the Company's long-term debt consisted of the following (in thousands):

                                                   1998           1997
                                                 --------       -------
Senior subordinated notes due February 2008      $350,000       $    --
Senior subordinated notes due December 2008       200,000            --
Senior credit facility                            196,000            --
Other debt                                         14,996        15,688
Capital lease obligations (see Note 7)             12,780           490
                                                 --------        ------
                                                  773,776        16,178
 Less: current portion                             (5,581)         (923)
                                                 ========       =======
                                                 $768,195       $15,255
                                                 ========       =======

         Senior Credit Facility

         On February 26, 1998, SFX entered into a $300.0 million senior secured credit facility (the "Senior Credit Facility"), comprised of a $150.0 million eight-year term loan and a $150.0 million seven-year reducing revolver. Borrowings under the Senior Credit Facility are secured by substantially all of the assets of SFX, including a pledge of the outstanding stock of substantially all of its subsidaries, and are guaranteed by substantially all of SFX's subsidiaries. On September 10, 1998, SFX amended the Senior Credit Facility to increase its borrowing availability under the revolving portion of the facility by an additional $50.0 million to $200.0 million, which increased the aggregate amount of borrowing availability to $350.0 million. Borrowings under the Senior Credit Facility were principally used to fund certain of the 1998 Acquisitions.

         Loans outstanding under the Senior Credit Facility bear interest, at SFX's option, at certain spreads over LIBOR or the greater of the Federal Funds rate plus 0.50% or the lender's prime rate. The interest rate spreads on the term loan and the revolver are adjusted based on SFX's total leverage ratio, as defined. SFX pays an annual commitment fee ranging from 0.375% to 0.50% on the unused availability under the revolver. SFX also pays an annual letter of credit fee equal to the applicable LIBOR margin, as defined, for the revolver then in effect. Loans outstanding under the Senior Credit Facility at December 31, 1998 accrued interest at 8.36%.

         Commitments to lend under the revolver will be reduced in equal quarterly installments commencing March 31, 2000, in annual percentages of the outstanding borrowings under the revolver as of December 31, 1999 as follows:
10.0% in 2000; 15.0% in 2001; 20.0% in 2002; 25.0% in 2004; and the remaining
5.0% together with any outstanding interest upon final maturity. The term loan will be reduced by $1.0 million per year until final maturity, at which point the remaining balance together with any outstanding interest will be due and payable.

         The Senior Credit Facility contains certain covenants that, among other things, limits the ability of SFX and its subsidiaries to incur additional indebtedness, issue certain equity interests, pay dividends and sell certain assets. In addition, the Senior Credit Facility requires SFX to maintain compliance with certain specified financial covenants. The Senior Credit Facility also prohibits prepayment of any subordinated notes. SFX is currently in discussion with the lenders under the Senior Credit Facility to increase the total borrowing availability thereunder to $550.0 million. Although no assurances can be given, SFX expects to enter into this amendment during the second quarter of 1999.

         Senior Subordinated Notes

         On February 11, 1998, SFX completed an offering of $350.0 million in principal amount of 9 1/8% Senior Subordinated Notes due February 1, 2008 (the "February 1998 Notes"). Interest is payable on the notes on February 1 and August 1 of each year. SFX used the proceeds from the note offering to consummate certain of the Company's 1998 Acquisitions. On July 15, 1998, SFX exchanged all of the notes for substantially identical publicly registered notes. All original notes were tendered for exchange and canceled upon the issuance of the registered noted.

         On November 25, 1998, SFX completed an offering of $200.0 million in principal amount of 9 1/8% Senior Subordinated Notes due December 1, 2008 (the "November 1998 Notes" and together with the February 1998 Notes, the "Senior Subordinated Notes"). Interest is payable on the notes on June 1 and December 1 of each year. SFX used the proceeds from the note offering to repay substantially all outstanding borrowings under the revolving portion of the Senior Credit Facility. SFX has filed a registration statement with the Securities and Exchange Commission to register substantially identical notes that will be exchanged for the November 1998 Notes when the registration statement becomes effective.

         The Senior Subordinated Notes are general unsecured obligations of SFX, subordinate in right to all senior debt, whether outstanding on the date of issuance of the Senior Subordinated Notes or thereafter incurred, of SFX and senior in right of payment to or with all other indebtedness of the Company.

         The February 1998 Notes are not redeemable at SFX's option before February 1, 2003, and the November 1998 Notes are not redeemable at SFX's option before December 1, 2003. Thereafter, each series of notes will be subject to redemption at any time at the option of SFX, in whole or in part, at specified redemption prices plus accrued and unpaid interest, and liquidated damages (as defined), if any. In addition, at any time prior to February 1, 2001 with respect to the February 1998 Notes and December 1, 2001 with respect to the November 1998 Notes, SFX may on any one or more occasions redeem up to 35.0% of the original aggregate principal amount of each series of notes at a redemption price of 109.125% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, with the net proceeds of one or more offerings of common equity of SFX.

         The Senior Subordinated Note indentures contain certain covenants that, among other things, significantly limit the ability of SFX and its subsidiaries to incur additional indebtedness, issue certain equity interests, pay dividends and sell certain assets.

         Principal maturities of the long-term debt, excluding capital leases, over the next five years as of December 31, 1998 are as follows (in thousands):


                          Long-term debt
                    --------------------------
1999                        $  4,756
2000                           2,359
2001                           1,768
2002                           1,513
2003                           1,576
2004 & Thereafter            749,024
                            --------
Total                       $760,996
                            ========

         Note Offering and Guarantees by Subsidiaries

         The Company is a holding company that has no operating assets or operations of its own. Substantially all of the Company's subsidiaries are wholly owned and have jointly and severally guaranteed the Company's Senior Subordinated Notes (the "Guarantors"). A certain subsidiary which is not wholly owned (the "Non-Wholly Owned Guarantor Subsidiary") guarantees such indebtedness and certain subsidiaries (the "Non-Guarantor Subsidiaries") do not guarantee such indebtedness.

         Full financial statements of the Guarantors, Non-Guarantor Subsidiaries or the Non-Wholly Owned Guarantor Subsidiary have not been included because, pursuant to their respective guarantees, the Guarantors are jointly and severally liable with respect to the Exchange Notes and management believes that the Non-Guarantor Subsidiaries and Non-Wholly Owned Guarantor are not material to the Company on a consolidated basis. Accordingly, the Company does not believe that the information contained in separate full financial statements of the Guarantors, Non-Guarantor Subsidiaries or the Non-Wholly Owned Guarantor Subsidiary would be material to investors. The following are summarized unaudited statements setting forth certain financial information concerning the Guarantors, the Non-Guarantor Subsidiaries and the Non-Wholly Owned Guarantor Subsidiary as of and for the year ended December 31, 1998 (in thousands).

                                      SFX                                                                           SFX
                                 Entertainment,                                  Non-Wholly,                   Entertainment,
                                      Inc.                     Non-Guarantor  Owned Guarantor                       Inc.
                                 Consolidated    Guarantors    Subsidiaries      Subsidiary      Eliminations  Consolidated
                                 --------------  ----------    -------------  ---------------    ------------  --------------
Current assets                    $   19,587    $  122,118       $  6,836          $   192        $        --    $  148,733
Property and equipment, net           10,390       272,243          9,993               --                 --       292,626
Goodwill and other intangible
   assets, net                        24,317       844,055         19,853           10,208                 --       898,433
Investment in subsidiaries         1,161,103        18,450             --               --         (1,161,103)       18,450
Other assets                           4,594        18,044          2,572               --                 --        25,210
                                 -----------    ----------       --------          -------        -----------    ----------
   Total assets                  $ 1,219,991    $1,274,910       $ 39,254          $10,400        $(1,161,103)   $1,383,452
                                 ===========    ==========       ========          =======        ===========    ==========

Current liabilities              $    41,071    $  118,766       $  7,541               76        $    (4,040)   $  163,414
Long-term debt, less current
  portion                            747,746        20,449          7,855               --             (7,855)      768,195
Other liabilities                     36,138        12,321            290               --                 --        48,749
Minority interest                         --         5,505            428            2,125                 --         8,058
Temporary equity                      16,500            --             --               --                 --        16,500
Shareholders' equity                 378,536     1,117,869         23,140            8,199         (1,149,208)      378,536
                                 -----------    ----------       --------          -------        -----------    ----------
Total liabilities
   and shareholders' equity      $ 1,219,991    $1,274,910       $ 39,254          $10,400        $(1,161,103)   $1,383,452
                                 ===========    ==========       ========          =======        ===========    ==========

Revenue                          $        --    $  832,606       $ 25,245          $26,435        $        --    $  884,286
Operating expenses                    50,963       805,418         22,174           24,991                 --       903,546
Interest expense, net                 44,626           895          1,649              (33)              (869)       46,268
Minority interest                         --           644            989              403                 --         2,036
Income from
   equity investments                     --        (4,630)            --               --                 --        (4,630)
Provision for income taxes             1,350         1,650             --               --                 --         3,000
                                 -----------    ----------       --------          -------        -----------    ----------
Net (loss) income                $   (96,939)   $   28,629       $    433          $ 1,074        $       869    $  (65,934)
                                 ===========    ==========       ========          =======        ===========    ==========

Cash flow (used in) provided
   by operations                 $   (44,932)   $   73,877       $   (962)         $  (542)       $        --    $   27,441
Cash flow used in investing
   activities                       (861,341)      (30,005)          (574)              --                 --      (891,920)
Cash flow provided by (used
   in) financing activities          909,958        (2,021)        (1,416)              --                 --       906,521
Cash at the beginning of
   the period                             --         2,281          3,063              635                 --         5,979
Cash at the end of the period          3,685        44,132            111               93                 --        48,021


9. FINANCIAL INSTRUMENTS

         The carrying amount of cash and cash equivalents and short-term, long-term, and variable-rate debt approximate fair value. The Company estimates the fair value of its long-term, fixed-rate debt generally by obtaining the applicable market quotation. The estimated fair value of the Company's fixed rate notes ($350 million and $200 million 9 1/8% senior subordinated notes) at December 31, 1998 was $507.3 million.


10. INCOME TAXES

         During the period January 1, 1998 through April 27, 1998 the Company was a member of the SFX Broadcasting consolidated federal income tax return. Subsequent to April 27,1998, the date of the Spin-Off, the Company will file separate tax returns. The Company has provided income taxes for all of 1998 on a stand-alone basis. However, pursuant to the tax-sharing agreement with SFX Broadcasting to the extent that the Company generated a tax loss in the pre-Spin-Off period, that loss was utilized to reduce the tax sharing payment required as a result of the Spin-Off. The tax benefit associated with this loss has been recorded as an adjustment to the Company's additional paid-in capital, as all taxes associated with the Spin-Off were accounted for through adjustments to the Company's equity.

         The provisions for income taxes for the years ended December 31, 1998, 1997 and 1996 are summarized as follows ( in thousands):

                                                        Predecessor
                   1998               1997                  1996
              --------------    ------------------   ------------------
Current:
 Federal              --                --                   --
 State            $3,000              $420                 $106

Deferred:
 Federal              --                --                   --
 State                --                70                   --
              --------------    ------------------   ------------------
Total             $3,000              $490                 $106
              ==============    ==================   ==================


         No federal benefit was recorded in 1998 as the Company was not assured it would realize a tax benefit from the loss. No federal income taxes were provided in 1997 as a result of the Company's inclusion in the consolidated federal income tax return with SFX Broadcasting. If the Company had filed on a stand-alone basis, its federal tax provision would have been approximately $2,050,000, consisting of $1,760,000 in current taxes and approximately $290,000 of deferred taxes. The Predecessor had no federal tax provision in 1996 by virtue of the status of its profitable companies being S Corporations. State income taxes were provided to the extent that S Corporation status was not recognized.

         Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax asset and liabilities as of December 31, 1998 and 1997 are as follows (in thousands):

                                              1998           1997
                                              ----           ----
DEFERRED TAX ASSETS:

Deferred compensation                      $    783       $    783
Deferred revenue                              6,274             --
Net operating loss caryforward               16,010             --
Less: Valuation allowance                    (2,789)            --
                                           --------       --------
                                             20,278            783
DEFERRED TAX LIABILITIES:

Assets acquired in business
   combinations                             (59,104)        (3,600)
                                           --------       --------
Net deferred tax liability                 $(38,826)      $ (2,817)
                                           ========       ========


         The Predecessor had no deferred tax liabilities as of December 31, 1996.

         At December 31, 1998, 1997, and 1996 the effective rate varies from the statutory federal income tax rate as follows (in thousands):

                                                  1998        1997       1996
                                                  ----        ----       ----
Income taxes at the statutory rate             $(21,398)    $ 1,463     $(139)
Effect of Subchapter S status                        --          --       139
Nondeductible stock compensation                 11,513          --        --
Nondeductible amortization                        3,869         800        --
Travel and entertainment                            175          20        --
Effect of consolidated return loss                   --      (2,283)       --
State and local income taxes (net of federal
    benefit - 1997 and 1996)                      3,000         490       106
Valuation allowance                               2,789          --        --
Tax loss prior to Spin-Off                        3,052          --        --
                                               ========     =======     =====
Total provision                                $  3,000     $   490     $ 106
                                               ========     =======     =====

         The Company made numerous acquisitions during 1998. As a result of the purchase accounting for these acquisitions, the Company has recorded deferred taxes of $59.1 million associated with the excess of financial statement basis over the tax basis in the acquired assets. In conjunction with the Spin-Off, the Company paid approximately $109.7 in tax of which approximately $90.2 million was recorded through equity and the remaining $19.5 million was recorded as a deferred tax asset. The deferred tax asset relates to basis differences in the assets received in the Spin-Off. As of December 31, 1998, the Company has approximately $45.0 million of net operating loss ("NOL") carryforwards. The Company's NOL carryforwards will expire in the year 2019.

11. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

         While the Company is involved in several law suits and claims arising in the ordinary course of business, the Company is not currently a party to any legal proceeding that management believes would have a material adverse effect on its business, financial position or results of operations.

         The Company has entered into an agreement with Ticketmaster whereby SFX granted Ticketmaster the exclusive right to sell and distribute tickets for SFX's events worldwide. The Company is currently evaluating its existing internal ticket operations, which were acquired in the 1998 Acquisitions; however the Company does not believe that its ticketing operations are material to its financial condition or results of operations.

          The Company has employment agreements and arrangements with its executive officers and certain management personnel. The agreements provide for various minimum annual base compensation packages with terms varying between 1-5 years, expiring on various dates, as well as insurance coverage and discretionary bonus clauses. The future minimum payments for all noncancelable employee agreements at December 31, 1998 are as follows (in thousands):

                              Employment
                              Agreements
                              ----------
1999                           $ 20,702
2000                             19,160
2001                             17,377
2002                             14,386
2003                              4,353
2004 and thereafter                  --
                               --------
Total                          $ 75,978
                               ========

         Additionally, certain of these contracts, primarily those of the executive officers, contain provisions for payments in the event of a termination in employment. In the event of a change in control (as defined in the employment agreements) the Company, as of December 31, 1998, would be obligated to make cash payments of at least $14.7 million as well as grant 1.6 million fully-vested stock options.

         Pursuant to a real estate purchase agreement with the sellers of Oakdale Theater, the Company has agreed to purchase the land, building and improvements of the Oakdale Theater at the end of the Company's fifteen-year lease of the premises in June 2013 for $15.4 million. In June 1998, the Company extended an $11.4 million note receivable to the sellers which is secured by the property which has been recorded in notes receivable from related parties in the accompanying consolidated balance sheet.

         The Company has committed to construct four new amphitheaters in the Boston, Massachusetts, Seattle, Washington, Sacramento, California and the Albuquerque, New Mexico markets. SFX expects to spend an additional $36.7 million on these projects of which approximately $19.4 million will be spent in 1999. In addition, the Company has committed to other capital projects totaling approximately $20.6 million in 1999.

         As of December 31, 1998 and 1997, outstanding letters of credit for $2,597,000 and $1,110,000, respectively, were issued by banks on behalf of the Company as security for loans and the rental of theaters.

         In 1994, the Connecticut Development Authority ("CDA") entered into a non-recourse assistance agreement with the Company whereby the CDA provided grant funds of $8,863,000 for the construction and development of the Meadows through the issuance of State of Connecticut General Fund Obligation Bonds ("GFO Bonds"). The annual tax revenues derived from the operation of the amphitheater are utilized to satisfy the annual service requirements of the GFO Bonds. If the annual tax revenues are less than the annual service requirements, the Company must deposit the lesser of the operating shortfall, as defined, or 10% of the annual service requirements under the GFO Bonds. An operating shortfall has not existed since the inception of the CDA. The GFO Bonds mature on October 15, 2024 and have an average coupon rate of 6.33%.


         The agreement governing the partnership through which PACE holds its interest in the Lakewood Amphitheater in Atlanta, Georgia contains a provision that purports to restrict PACE and its affiliates from directly or indirectly owning or operating another amphitheater in Atlanta. In management's view, this provision will not materially affect the business or prospects of the Company. However, the Company acquired an interest in the Chastain Park Amphitheater, also in Atlanta, in the Concert/Southern acquisition. SFX is currently involved in litigation with PACE's partner.

         Pursuant to certain acquisition agreements certain sellers have the right to repurchase certain of the businesses sold to SFX (See Note 3).

12. CAPITAL STOCK

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

         In the Spin-Off, (a) 13,579,024 shares of Class A Common Stock were distributed to holders on the Spin-Off record date of SFX Broadcasting's Class A Common Stock and Series D preferred stock, including 609,856 shares of Class A Common Stock issued upon the exercise of certain warrants of SFX Broadcasting and (b) 1,047,037 shares of Class B Common Stock were distributed to holders on the Spin-Off record date of SFX Broadcasting Class B Common Stock. The financial statements have been retroactively adjusted to reflect this transaction.

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

         During 1998, the Board of Directors also approved the issuance of shares of the Company's Class A Common Stock to holders of stock options or stock appreciation rights ("SARs") of SFX Broadcasting as of the Spin-Off record date, whether or not vested. The issuance was approved to allow such holders of these options or SARs to participate in the Spin-Off in a similar manner to holders of SFX Broadcasting's Class A Common Stock. Additionally, many of the option holders were expected to become officers, directors and employees of the Company.

         On May 27, 1998, SFX consummated an offering of 8,050,000 shares of Class A Common Stock at an offering price of $43.25 per share and received net proceeds of approximately $329.0 million. SFX used the proceeds to consummate certain of its 1998 acquisitions, to fund $93.7 million of tax indemnity payments and to pay fees and other expenses.

13. NON-CASH AND NON-RECURRING CHARGES

         Non-cash compensation and other non-cash charges of $34.1 million consisted of (a) $23.9 million of compensation related to the sale of 650,000 shares of Class B Common Stock and 190,000 shares of Class A Common Stock at a purchase price of $2.00 per share to certain executive officers (Note 12), (b) $7.5 million associated with the issuance of 247,177 shares of Class A Common Stock to Mr. Robert F.X. Sillerman, Executive Chairman of the Company, in connection with the repurchase of shares of SFX Broadcasting issued to the sellers of the Meadows (Note 15), (c) $2.4 million related to the issuance of stock options to certain executive officers pursuant to employment agreements exercisable for an aggregate of 352,500 shares of Class A Common Stock and (d) $300,000 related to the deferred compensation plan for each non-employee directors, adopted in January 1998, whereby each director was credited with the right to receive 5,455 shares of Class A Common Stock based upon $5.50 a stock price of per share.

         The non-recurring charges of $5.6 million consisted of certain deposits paid to Livent for the Ragtime and Showboat touring productions and certain related deferred expenses which, as a result of the Livent bankruptcy, will not be recovered.

14. STOCK OPTIONS

  During January 1998, the Board of Directors and SFX Broadcasting, as sole stockholder, approved and adopted a stock option plan providing for the issuance of options to purchase shares of the Company's Class A Common Stock totaling up to 2,000,000 shares. Under the stock option plan, options to acquire Class A Common Stock have been granted to certain officers, key employees and other key individuals who perform services for the Company. Options granted under these plans are generally granted at option prices equal to the fair market value of the Class A Common Stock on the date of grant. Terms of the options, determined by the Company, provided that the maximum term of each option shall not exceed ten years and the options become fully exercisable within five years of continued employment with the exception of certain options which were fully vested at the date of grant.

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options, as opposed to the fair value accounting provided for under FAS Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net loss and loss per basic and dilutive common share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998: risk-free interest rate of 5.60%; no dividend yield; volatility factor of the expected market price of the Company's common stock of 63.7%; and a weighted-average expected life of the options from 5 to 7 years.

                                                                   1
        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Therefore, the impact on the pro forma results of operations in 1998 may not be representative of the impact in future periods should additional options be granted. The Company's pro forma information follows (in thousands except for loss per share information):

                                                                1998
                                                                ----
       Pro forma net loss applicable to common shares        $(74,477)
       Pro forma loss per basic and dilutive common share:   $  (2.98)

         In January 1998, the Company granted options exercisable for an aggregate of 345,000 shares of the Company's Class A Common Stock at an exercise price of $5.50 which will vest over three years and 7,500 shares of the Company's Class A Common Stock at an exercise price of $5.50 which vests over one year. The Company will record non-cash compensation charges over the three-year vesting period of approximately $3.3 million annually. In April 1998, the Company granted options exercisable for an aggregate of 514,500 shares of the Company's Class A Common Stock at an exercise price of $29.125 which vest over 5 years. Between May and November 1998, the Company granted options exercisable for an aggregate of 1,128,666 shares of Class A Common Stock at exercise prices ranging from $34.50 to $45.875 which will vest over 5 years. For those options granted with the stock price equal to exercise price, the weighted average fair value and exercise prices were $25.60 and $38.64, respectively. For those options granted with the stock price in excess of the exercise price, the weighted average fair value and exercise prices were $26.81 and $5.50, respectively. During 1998, there were no options outstanding at the beginning of the year and no options exercisable at the end of the year. In addition there were no options that were repurchased, exercised or cancelled.

         Following a recommendation of SFX's compensation committee, SFX has, subject to stockholder approval, adopted a new incentive stock option plan covering options to acquire up to three million shares of Class A Common Stock and, in November of 1998, approved the grant of options thereunder to acquire
2.3 million shares of Class A Common Stock at the then fair market value. SFX anticipates that the proposed stock option plan will be submitted to a vote of the stockholders at SFX's first annual meeting scheduled to be held in the spring of 1999.

15. RELATED PARTY TRANSACTIONS

         Relationship between Howard J. Tytel and Baker & McKenzie

         Howard J. Tytel, who is the Executive Vice President, General Counsel, Secretary, Member of the Office of the Chairman and a director of SFX, was "Of Counsel" to the law firm of Baker & McKenzie from the inception of the Company to May 31, 1998. Mr. Tytel was also an executive vice president, the general counsel and a director of SFX Broadcasting. Baker & McKenzie served as counsel to SFX Broadcasting and Marquee and currently serves as counsel to SFX and certain other affiliates of Mr. Sillerman. Baker & McKenzie formerly compensated Mr. Tytel based, in part, on the fees it received from providing legal services to SFX Broadcasting, SFX, Marquee, other affiliates of Mr. Sillerman and other clients introduced to the firm by Mr. Tytel. Baker & McKenzie has agreed to a severance arrangement with Mr. Tytel, which is not based on fees received by Baker & McKenzie. In 1997, the Company incurred fees of approximately $2.9 million for legal services. Such fees were funded by SFX Broadcasting on behalf of the Company. In February 1998, the Company reimbursed SFX Broadcasting for these fees. From April 27, 1998, the date of the Spin-Off, until May 31, 1998, SFX incurred and paid Baker & McKenzie approximately $1.5 million for legal services. Management believes that this arrangement was as fair to SFX as any that could have been obtained from an unrelated party on an arms-length basis.

         Triathlon Fees

         SCMC, a corporation controlled by Mr. Sillerman and in which Mr. Tytel has an equity interest, has an agreement to provide consulting and marketing services to Triathlon, a publicly-traded company in which Mr. Sillerman is a significant stockholder. Under the terms of the agreement, SCMC has agreed to provide marketing services to Triathlon until June 1, 2005, for an annual fee of $500,000, together with a refundable advance of $500,000 per year against fees earned in respect consulting and of transactional investment banking services. The Company recorded fees of $1,794,000 for the year ended December 31, 1997 and fees of $530,000 for the year ended December 31, 1998. These fees vary above the minimum annual fee of $500,000 depending on the level of acquisition and financing activities of Triathlon. SCMC previously assigned its rights to receive fees payable under this agreement to SFX Broadcasting. Pursuant to the terms of the distribution agreement, SFX Broadcasting assigned its rights to receive these fees to SFX. All services provided by SCMC are provided by employees of SFX. Triathlon has announced that it has agreed to be acquired by a third party. When Triathlon is acquired, it will cease paying consulting fees for SCMC's services.

         Meadows Repurchase

         In connection with the acquisition of the Meadows, SFX Broadcasting obtained an option to repurchase 247,177 shares of its Class A common stock for $8.2 million. Pursuant to the terms of the Broadcasting Merger Agreement, if the Meadows Shares were outstanding at the effective time of the Broadcasting Merger, working capital paid to SFX would be decreased by approximately $10.3 million. However, SFX Broadcasting was restricted from exercising the Meadows Repurchase by certain loan covenants and other restrictions.

         In January 1998, Robert F.X. Sillerman, the Executive Chairman of SFX, financed the $8.2 million exercise price of the Meadows Repurchase to offset the $10.3 million reduction to working capital. In consideration, Mr. Sillerman received the Class A shares in the Spin-Off.

16. BUSINESS SEGMENTS

         SFX classifies its operations into four major business segments in the live entertainment industry: music, theater, sports, and family entertainment and other. The music segment primarily consists of the promotion and production of live entertainment events, most significantly for concert and other music performances in venues owned (partially or entirely) and/or operated by SFX and in third party venues. The theater segment develops and manages touring Broadway shows and other theatrical productions. The sports segment acts as a full-service marketing and management company specializing in the representation of team sports athletes, as well as promoting specialized motor sports events. The family entertainment and other segment primarily consist of the promotion and marketing of family-oriented events, marketing and consulting of local, regional and national live marketing programs, the subscription or fee based radio and music industry data compilation and distribution , the creation and distribution of network radio special events and live concert programming and merchandising at live events.

         The Company evaluates performance based on several factors, of which the primary financial measure is EBITDA, including the equity in earnings of investees and excluding non-cash compensation, other non-cash charges and non-recurring charges, since this measure approximates the cash flow generated by each segment. EBITDA is defined as earnings before interest, taxes, other income, net equity income (loss) from investees and depreciation and amortization. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The segment performance for 1997 and 1996 is not presented as the Company did not have operations other than the music segment during those periods.

                                                                  Year ended December 31, 1998
                                     ------------------------------------------------------------------------------------
                                                                                    FAMILY
                                                                                 ENTERTAINMENT
                                        MUSIC       THEATRICAL      SPORTS         AND OTHER     CORPORATE        TOTAL
                                     ------------  -------------  ------------  ---------------  ----------    ----------

Revenues                             $   587,843     $  147,482     $ 24,829       $ 124,132      $     --     $  884,286
                                     ===========     ==========     ========       =========      ========     ==========
EBITDA, including equity in
  earnings of investees              $    61,204     $   15,576     $  2,466       $  19,166      $(11,194)    $   87,218
Depreciation and amortization             35,534          2,280        5,293           9,071        10,019         62,197
Non-cash and non-recurring charges            --          5,600           --              --        34,051         39,651
Equity in earnings of investees           (1,072)        (3,488)         (70)             --            --         (4,630)
                                     -----------     ----------     --------       ---------      --------     ----------
Income (loss) from operations        $    24,598     $    4,208     $ (2,897)      $  10,095      $(55,264)    $  (19,260)
                                     ============    ==========     ========       =========      ========     ==========

Total assets                         $   841,139     $  220,865     $134,810       $ 122,262      $ 64,376     $1,383,452
                                     ============    ==========     ========       =========      ========     ==========

17. DEFINED CONTRIBUTION PLAN

         The Company sponsors a 401(k) defined contribution plan in which most full-time employees are eligible to participate. The plan presently provides for discretionary employer contributions. There were no contributions in 1997 and 1998. During 1998, each subsidiary maintained its own pension/profit sharing plan. The amounts changed to operations under these separate plans in 1998 was $627,870.

         On January 1, 1999 the Company adopted a Profit Sharing Plan pursuant to section 401(a) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the code.


18. SUBSEQUENT EVENTS

1999 EQUITY OFFERING

         On February 18, 1999, SFX consummated an offering of 4,949,000 shares of the Company's Class A Common Stock at an offering price of $55.50 per share (the "1999 Equity Offering") and received net proceeds of approximately $263.7 million. SFX used the proceeds to finance certain of the 1999 Acquisitions.

1999 ACQUISITIONS

         Cellar Door

         On February 19 1999, SFX purchased all of the issued and outstanding capital stock of the Cellar Door group of companies for a purchase price of $70.0 million in cash payable at closing, less an amount equal to Cellar Door's "secured fund" indebtedness and capitalized leases, shares of Class A Common Stock with a value of $20.0 million, and $8.5 million payable in five equal annual installments beginning on the first anniversary of the closing date. In addition, SFX issued to the seller options to purchase 100,000 shares of Class A Common Stock. SFX financed the acquisition with the proceeds of the 1999 Equity Offering.

         Nederlander

         On March 16, 1999, SFX acquired certain interests in seven venues and other assets of Nederlander for an aggregate purchase price of approximately $95.6 million in cash. The agreement relating to the venues in Cincinnati requires SFX to make an earn-out payment to the sellers in 2000 of up to $3.2 million depending on the level of earnings generated by operation of the Crown Arena. If SFX sells or transfers any of the interests in the Crown Arena within ten years of the closing, SFX will be obligated to pay a portion of the consideration it receives to the sellers of Nederlander. The agreement relating to Mesa del Sol Centre for the Performing Arts provides for earn-out payments based on the financial performance of this venue. SFX financed the acquisition with the proceeds of the 1999 Equity Offering and borrowings under the Senior Credit Facility.

         Marquee

         On March 16, 1999, a wholly owned subsidiary of SFX was merged with and into Marquee and Marquee became a wholly owned subsidiary of SFX. In connection with the merger, SFX issued approximately 1.4 million shares of SFX Class A Common Stock with a value of approximately $84.0 million and repaid $33.5 million of Marquee's debt. SFX financed the acquisition with borrowings under the Senior Credit Facility.

         Other Acquisitions

         During the first quarter of 1999, SFX also completed the acquisitions of: The Entertainment Group, Inc., a concert and theatrical producer and promoter with operations in Chicago and Mexico City; Integrated Sports International, Inc., a full-service sports marketing company; and a company involved in business management and tour production in music and the performing arts. In addition, SFX entered into a long-term marketing and consulting agreement with respect to the Rosemont Horizon and Rosemont Theater. The total consideration for these acquisitions and the long-term marketing and consulting agreement consisted of $67.0 million in cash and 95,177 shares of Class A Common Stock. SFX financed these acquisitions with the proceeds from its 1999 equity offering and borrowings under the Senior Credit Facility. In addition, SFX may be required to make additional payments of up to $ 13.0 million in cash and 50,000 shares of Class A Common Stock based on the financial performance of certain of these acquired companies. SFX financed the acquisitions with the proceeds of the 1999 Equity Offering.

                            SFX ENTERTAINMENT, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                        ADDITIONS
                                                        CHARGED TO         ADDITIONS
                                       BALANCE AT          COSTS           CHARGED TO                                  BALANCE AT
                                       BEGINNING            AND               OTHER                                      END OF
DESCRIPTION                             OF YEAR          EXPENSES           ACCOUNTS             DEDUCTIONS               YEAR
                                      -------------    -------------     ---------------       ---------------        -------------
Allowance for doubtful accounts:
Year ended December 31, 1996
(Predecessor)                             $   --               --                  --                    --              $    --
Year ended December 31, 1997              $   --               --                  --                    --              $    --
Year ended December 31, 1998              $   --              216               1,646    (1)          (126)    (2)       $ 1,736


(1)      Represents amounts acquired in acquisitions.
(2)      Write-off of accounts receivable.