Form 10-Q
period 1999-03-31
SFX ENTERTAINMENT INC
filed 1999-05-14
CIK 1051253

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1999

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

                                 (212) 838-3100
                         (Registrant's Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 13, 1999, the number of shares outstanding of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, was 35,828,545 and 1,697,037, respectively.

                    SFX ENTERTAINMENT, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I   FINANCIAL                                                         PAGE
Item 1   Financial Statements

         Consolidated Balance Sheets at March 31, 1999 (unaudited)
           and December 31, 1998                                             3

         Consolidated Statements of Operations for the Three Months
           Ended March 31, 1999 and 1998 (unaudited)                         4

         Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 1999 and 1998 (unaudited)                         5

         Consolidated Statements of Shareholders' Equity for the
           Three Months Ended March 31, 1999 and 1998 (unaudited)            6

         Notes to Consolidated Financial Statements (unaudited)              7

Item 7   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        12

PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                  23

Item 2   Changes in Securities and Use of Proceeds                          23

Item 6   Exhibits and Reports on Form 8-K                                   23

         SIGNATURES                                                         24

                             SFX ENTERTAINMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               March 31,        December 31,
                                                                                 1999              1998
                                                                               ---------        ------------
ASSETS                                                                        (Unaudited)
Current assets:
    Cash and cash equivalents                                                  $ 81,230          $ 48,021
    Accounts receivable, net                                                     82,900            53,162
    Prepaid event expenses                                                       43,265            23,043
    Investments in and receivables from theatrical and other productions         17,352            12,222
    Other prepaid expenses                                                        9,327             4,475
    Notes receivables from related parties and employees                          1,325               972
    Other current assets                                                         11,665             6,838
                                                                             ----------        ----------
Total current assets                                                            247,064           148,733

Property and equipment, net of accumulated depreciation and amortization
    of $22,228 and $16,988 in 1999 and 1998, respectively                       336,474           292,626
Goodwill and other intangible assets, net of accumulated amortization of
    $66,814 and $46,709 in 1999 and 1998, respectively                        1,192,671           898,433
Investment in and receivables from equity investees                              64,090            18,450
Notes receivable from related parties and employees, less current portion        14,308            12,464
Other assets                                                                      7,259            12,746
                                                                             ----------        ----------
TOTAL ASSETS                                                                 $1,861,866        $1,383,452
                                                                             ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                         $   35,296        $   17,712
    Accrued expenses                                                             61,444            50,887
    Accrued interest payable                                                     14,187            17,241
    Deferred revenue                                                             93,470            60,142
    Current portion of long-term debt                                             2,882             5,581
    Current portion of deferred purchase consideration                           17,092            11,851
                                                                             ----------        ----------
Total current liabilities                                                       224,371           163,414
Long-term debt, less current portion                                            815,720           768,195
Deferred purchase consideration, less current portion                            17,148             7,983
Deferred income taxes                                                            39,079            38,826
Other liabilities                                                                 6,379             1,940
                                                                             ----------        ----------
TOTAL LIABILITIES                                                             1,102,697           980,358
Minority interest                                                                 7,257             8,058
Temporary equity - stock subject to redemption                                   20,077            16,500
Shareholders' equity:
Preferred Stock, $.01 par value, 25,000,000 shares authorized, none issued
     and outstanding as March 31, 1999 and December 31, 1998, respectively            -                 -
Class A common stock, $.01 par value, 100,000,000 shares authorized,
     35,408,147 and 28,613,194 shares issued and outstanding as of March 31,
     1999 and December 31, 1998, respectively                                       354               286
Class B common stock, $.01 par value, 10,000,000 shares authorized, 1,697,037 shares issued and outstanding as of March 31, 1999 and
     December 31, 1998, respectively                                                 17                17
Additional paid in capital                                                      820,500           449,636
Deferred compensation                                                            (5,716)           (6,533)
Accumulated deficit                                                             (83,320)          (64,870)
Total shareholders' equity                                                      731,835           378,536
                                                                             ----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $1,861,866        $1,383,452
                                                                             ==========        ==========

                             See accompanying notes.

                             SFX ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                                1999           1998
                                                                            ------------    ------------
Revenue                                                                     $    275,147    $     60,994
Income from equity investments                                                       974             445
                                                                            ------------    ------------
    Total revenue                                                                276,121          61,439


Operating expenses:
Cost of revenues                                                                 211,129          48,559
Selling, general and administrative expenses                                      37,962           9,328
Corporate expenses                                                                 4,241           1,602
Depreciation and amortization, including $1,428 of start-up costs in 1999         26,228           4,139
Non-cash compensation                                                                983              --
                                                                            ------------    ------------
                                                                                 280,543          63,628
                                                                            ------------    ------------
Loss from operations                                                              (4,422)         (2,189)
Interest expense                                                                 (18,805)         (7,037)
Investment income                                                                    590             897
Minority interest                                                                    (84)            (82)
                                                                            ------------    ------------
Loss before provision for income taxes                                           (22,721)         (8,411)
Benefit (provision) for income taxes                                               5,096            (500)
                                                                            ------------    ------------
Net loss                                                                         (17,625)         (8,911)
Accretion on stock subject to redemption                                            (825)           (275)
                                                                            ------------    ------------
Net loss applicable to common shares                                        $    (18,450)   $     (9,186)
                                                                            ============    ============
Basic and dilutive net loss per common share                                $      (0.55)   $      (0.63)
                                                                            ============    ============
Weighted average basic and dilutive common shares outstanding                 33,593,675      14,626,061
                                                                            ============    ============


                             See accompanying notes.

                             SFX ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                    1999         1998
                                                                                 ---------    ---------
Operating activities:
Net loss                                                                         $ (17,625)      (8,911)
Adjustment to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization, excluding $1,428 of start-up costs in 1999        24,800        4,428
   Income (loss) from equity investments, net of amounts received                      212         (351)
   Non-cash compensation                                                               983           --
   Minority interest                                                                    84           82
Changes in operating assets and liabilities, net of amounts acquired:
   Accounts receivable, net                                                         (2,138)       3,390
   Prepaid event expenses, other prepaid expenses and other current assets         (30,315)      (1,207)
   Other assets and notes receivable from related parties                           11,633       (1,150)
   Accounts payable, accrued expenses and other liabilities                         (5,112)      (1,232)
   Accrued interest payable                                                         (3,054)       5,818
   Deferred revenue                                                                 25,854        8,273
                                                                                 ---------    ---------
Net cash provided by operating activities                                            5,322        9,140
                                                                                 ---------    ---------
Investing activities:
   Purchases of  businesses, net of cash acquired                                 (264,598)    (367,997)
   Purchases of property and equipment                                             (11,053)     (11,785)
                                                                                 ---------    ---------
Net cash used in investing activities                                             (275,651)    (379,782)
                                                                                 ---------    ---------

Financing activities:
   Payments made to SFX Broadcasting pursuant to the Spin-Off
                                                                                        --      (17,107)
   Due to SFX Broadcasting
                                                                                        --       (6,161)
   Proceeds from issuance of Senior Subordinated Notes and
      borrowings under the Senior Credit Facility                                  181,000      500,000
   Proceeds from sale of common stock                                              261,804           --
   Repayment of debt and capital lease obligations                                (139,188)      (1,158)
   Other, principally debt issuance costs                                              (78)     (16,920)
                                                                                 ---------    ---------
Net cash provided by financing activities                                          303,538      458,654
                                                                                 ---------    ---------
Net increase in cash and cash equivalents
                                                                                    33,209       88,012
Cash and cash equivalents at beginning of period
                                                                                    48,021        5,980
                                                                                 =========    =========
Cash and cash equivalents at end of period                                       $  81,230    $  93,992
                                                                                 =========    =========
Supplemental disclosure of cash flow information:
Cash paid for interest                                                           $  20,923    $     274
                                                                                 =========    =========
Cash paid for income taxes                                                       $   2,034    $      --
                                                                                 =========    =========

Supplemental disclosure of non-cash investing and financing activities:

o Issuance of equity securities, including deferred equity security issuance and assumption of debt in connection with certain acquisitions (see
     Note 2).

o Cash and cash equivalents includes $3.65 million of cash at March 31, 1999 which has been deposited in a separate account and will be used to fund committed capital expenditures.

                            See accompanying notes.

                             SFX ENTERTAINMENT, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                Class A     Class B   Additional                Accumulated
                                                Common      Common      Paid-In      Deferred    (Deficit)
                                                 Stock       Stock      Capital    Compensation  Earnings       Total
                                                 -----       -----      -------    ------------  --------       -----

Balances, January 1, 1998                      $     136   $      10   $  98,184    $      --    $   3,814    $ 102,144
Net liabilities assumed and shares issued to
    employees in the Spin-Off, principally
    income taxes                                      --          --     (98,279)          --           --      (98,279)
Accretion on options subject to redemption            --          --         275           --         (275)          --
Net loss                                              --          --          --           --       (8,911)      (8,911)
                                               ---------   ---------   ---------    ---------    ---------    ---------
Balances, March 31, 1998 (unaudited)           $     136   $      10   $     180    $      --    $  (5,372)   $  (5,046)
                                               =========   =========   =========    =========    =========    =========

Balances, January 1, 1999                      $     286   $      17   $ 449,636    $  (6,533)   $ (64,870)   $ 378,536
Sale of 4,949,000 shares of Class A
   common stock                                       50          --     261,754           --           --      261,804

Issuance of 1,843,453 shares of Class A
   common stock for acquisitions                      18          --     108,271           --           --      108,289
Issuance of Class A common stock
   pursuant to employment agreements                  --          --          14           --           --           14
Amortization of deferred compensation                 --          --          --          817           --          817
Accretion on options subject to redemption            --          --         825           --         (825)          --
Net loss                                                          --          --           --      (17,625)     (17,625)
                                               ---------   ---------   ---------    ---------    ---------    ---------
Balances, March 31, 1999 (unaudited)           $     354   $      17   $ 820,500    $  (5,716)   $ (83,320)   $ 731,835
                                               =========   =========   =========    =========    =========    =========

                             See accompanying notes.

                            SFX ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND BASIS OF PRESENTATION

    SFX Entertainment, Inc. ("SFX" or the "Company") is the world's largest diversified promoter, producer and venue operator for live entertainment events. In addition, SFX is a leading fully integrated sports marketing and management company specializing in the representation of sports athletes and broadcasters, integrated event management, television programming and production and marketing consulting services. SFX owns, partially or entirely, and/or operates under lease or exclusive booking arrangements the largest network of venues used principally for music concerts and other live entertainment events in the United States, with 82 venues in 31 of the top 50 markets, including 16 amphitheaters in the top 10 markets. SFX operates in four major business segments within the live entertainment industry: music, theater, sports and family entertainment and other.

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

    Information with respect to the three months ended March 31, 1999 and 1998 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company, for the periods presented.

2. ACQUISITIONS AND FINANCING

1999 EQUITY OFFERING

    In February 1999, SFX consummated an offering of 4,949,000 shares of the Company's Class A Common Stock at an offering price of $55.50 per share (the "1999 Equity Offering") and received net proceeds of approximately $261.8 million. SFX used the proceeds to finance certain of the 1999 Acquisitions.

1999 ACQUISITIONS

    Cellar Door

    On February 19, 1999, SFX purchased all of the issued and outstanding capital stock of the Cellar Door group of companies for a purchase price of $70.0 million in cash, 346,238 shares of Class A Common Stock with an issue date value of $20.0 million, and $8.5 million payable in five equal annual installments beginning on the first anniversary of the closing date. In addition, SFX agreed to issue to the seller options to purchase 100,000 shares of Class A Common Stock in equal installments over the five year period following the closing date. SFX financed the acquisition with the proceeds of the 1999 Equity Offering.

    Nederlander

    On March 16, 1999, SFX acquired certain interests in seven venues and other assets of from entities controlled by members of the Nederlander family and other persons for an aggregate purchase price of approximately $95.6 million in cash. SFX may also be required to make an additional payment to the sellers in 2000 of up to $3.2 million depending on the level of earnings generated by the operations of the Crown Arena in Cincinnati. If SFX sells or transfers any of the interests in the Crown Arena within ten years of the closing, SFX will be obligated to pay a portion of the consideration it receives to the sellers of Nederlander. In addition, the agreement relating to Mesa del Sol Centre for the Performing Arts provides for additional payments based on the financial performance of this venue. SFX financed the acquisition with the proceeds of the 1999 Equity Offering and borrowings under the Senior Credit Facility.

    Marquee

    On March 16, 1999, a wholly owned subsidiary of SFX was merged with and into The Marquee Group, Inc. and Marquee became a wholly owned subsidiary of SFX. In connection with the merger, SFX issued approximately 1.4 million shares of SFX Class A Common Stock with a value of approximately $81.7 million on the date of the merger and repaid $33.5 million of Marquee's debt. SFX financed the cash portion of the acquisition with borrowings under the Senior Credit Facility.

    Other Acquisitions

    During the first quarter of 1999, SFX also completed the acquisitions of:
The Entertainment Group, Inc., a concert and theatrical producer and promoter with operations in Chicago and Mexico City; Integrated Sports International, Inc., a full-service sports marketing company; and a company involved in business management and tour production in music and the performing arts. In addition, SFX entered into a long-term marketing and consulting agreement with respect to the Rosemont Horizon and Rosemont Theater in the Chicago area and purchased a theater in Denver, Colorado. The total consideration for these acquisitions and the long-term marketing and consulting agreement consisted of $68.6 million in cash and 95,177 shares of Class A Common Stock. SFX financed these acquisitions with the proceeds from the 1999 Equity Offering and borrowings under the Senior Credit Facility. In addition, SFX may be required to make additional payments of up to $13.0 million in cash and 50,000 shares of Class A Common Stock based on the financial performance of certain of these acquired companies.

1998 ACQUISITIONS

    As more fully described in SFX's 1998 Annual Report on Form 10-K, the Company completed significant acquisitions in each of its four business segments. The total purchase price for these acquisitions was approximately $1.0 billion, including $907.0 million in cash and assumed debt and 5.5 million shares of Class A Common Stock with a value of approximately $101.3 million. The shares of Class A Common Stock used to consummate the 1998 Acquisitions that occurred prior to the Spin-Off date were not issued until the Spin-Off date, which was April 27, 1999.

    The 1998 Acquisitions were financed through the $350.0 million Senior Subordinated Note Offering, the Senior Credit Facility and the 1998 Equity Offering.

    SFX's 1999 and 1998 Acquisitions were accounted for using the purchase method of accounting. The purchase price of certain of the 1998 and 1999 Acquisitions have been preliminarily allocated to the assets acquired and liabilities assumed and are subject to change. Operating results for the 1998 and 1999 Acquisitions are included herein from their respective acquisition dates. The intangible assets created in the purchase transactions will generally be amortized over periods up to 15 years. The amount of amortization will be substantial and will continue to affect SFX's operating results in the future.

    The following unaudited pro forma summary represents the consolidated results of operations for the three months ended March 31, 1999 and the year ended December 31, 1998 as if the 1998 Acquisitions, the 1999 Acquisitions and related financings had occurred as of January 1, 1998. These pro forma results have been included for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions and related financings been made as of those dates or of the results which may occur in the future (in thousands, except per share data).

                                                           Pro Forma

                                              Three Months Ended      Year Ended
                                                March 31, 1999    December 31, 1998
                                                --------------    -----------------
Revenue                                           $  290,052          $1,332,142
Net loss                                          $  (20,375)         $  (67,778)
Loss applicable to basic and dilutive
   common shares                                  $    (0.58)         $    (1.95)

3. BUSINESS SEGMENTS

    SFX classifies its operations into four major business segments in the live entertainment industry: music, theater, sports and family entertainment and other. The music segment primarily consists of the promotion and production of live entertainment events, most significantly for concert and other music performances in venues owned (partially or entirely) and/or operated by SFX and in third party venues. The theater segment develops and manages touring Broadway shows and other theatrical productions. The sports segment is as a full-service integrated marketing and management company specializing in the representation of team sports athletes, as well as promoting specialized motor sports events. The family entertainment and other segment primarily consists of the promotion and marketing of family-oriented events, marketing and consulting of local, regional and national live marketing programs, subscription or fee based radio and music industry data compilation and distribution, the creation and distribution of network radio special events and live concert programming and merchandising at live events.

    SFX's operations and revenues have been largely seasonal in nature, with generally higher revenues generated in the second and third quarters. SFX's outdoor venues are primarily used in the summer months and do not generate substantial revenue in the late fall, winter and early spring. Similarly, the musical concerts that SFX promotes largely occur in the second and third quarters. SFX's entertainment marketing and consulting in connection with musical concerts also predominantly generate revenues in the second and third quarters. Therefore, the seasonality of SFX's business causes, and will continue to cause, a significant variation in SFX's quarterly operating results. However, this variation may be somewhat offset with non-summer seasonal businesses such as motor sports, which is winter-seasonal, and touring Broadway shows, which typically tour between September and May. In addition, the acquisition of Marquee and Integrated Sports International in the first quarter of 1999 and FAME in the second quarter of 1998 are expected to lessen the seasonal variations associated with the music segment, since these businesses generally earn revenue ratably over the year.

    The Company evaluates performance based on several factors, of which the primary financial measure is EBITDA, excluding non-cash compensation, since this measure approximates the cash flow generated by each segment. EBITDA is defined as earnings before interest, taxes, minority interest and depreciation and amortization. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's 1998 Annual report of Fomr 10-K.

                                                THREE MONTHS ENDED MARCH 31, 1999 (IN THOUSANDS)
                                ------------------------------------------------------------------------------------
                                                                             FAMILY
                                                                           ENTERTAINMENT
                                   MUSIC        THEATRICAL      SPORTS      AND OTHER      CORPORATE        TOTAL
                                -----------    -----------   -----------   -----------    -----------    -----------
Total revenue                   $   106,103    $    80,383   $    55,749   $    33,886    $        --    $   276,121
                                ===========    ===========   ===========   ===========    ===========    ===========
EBITDA                          $     1,838    $     7,582   $    14,230   $     3,380    $    (4,241)   $    22,789
                                                                                                         -----------
Depreciation and amortization        15,286          2,472         3,046         4,637            787         26,228
Non-cash compensation                    --             --            --            --            983            983
                                ===========    ===========   ===========   ===========    ===========    ===========
Income (loss) from operations   $   (13,448)   $     5,110   $    11,184   $    (1,257)   $    (6,011)   $    (4,422)
                                ===========    ===========   ===========   ===========    ===========    ===========
Total assets as of
  March 31, 1999                $ 1,059,957    $   144,419   $   336,528   $   255,656    $    65,306    $ 1,861,866
                                ===========    ===========   ===========   ===========    ===========    ===========

                                                THREE MONTHS ENDED MARCH 31, 1998 (IN THOUSANDS)
                                ------------------------------------------------------------------------------------
                                                                             FAMILY
                                                                           ENTERTAINMENT
                                   MUSIC        THEATRICAL      SPORTS      AND OTHER      CORPORATE        TOTAL
                                -----------    -----------   -----------   -----------    -----------    -----------
Total revenue                   $    26,443    $    19,102   $     5,796   $    10,098    $        --    $    61,439
                                ===========    ===========   ===========   ===========    ===========    ===========
EBITDA                          $    (1,549)   $     2,626   $     1,003   $     1,472    $    (1,602)   $     1,950
Depreciation and amortization         2,627            566           189           152            605          4,139
                                ===========    ===========   ===========   ===========    ===========    ===========
Income (loss) from operations   $    (4,176)   $     2,060   $       814   $     1,320    $    (2,207)   $    (2,189)
                                ===========    ===========   ===========   ===========    ===========    ===========

Total assets as of
  December 31, 1998             $   841,139    $   220,865   $   134,810   $   122,262    $    64,376    $ 1,383,452
                                ===========    ===========   ===========   ===========    ===========    ===========

4. DILUTIVE EARNINGS PER SHARE

    Outstanding stock options at March 31, 1999 and 1998 had no dilutive effect on basic earnings per share during the three months ended March 31, 1999 and 1998 due to the Company's net loss position.

5. GUARANTEES BY SUBSIDIARIES

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

    Full financial statements of the Guarantors, Non-Guarantor Subsidiaries or the Non-Wholly Owned Guarantor Subsidiary have not been included because, pursuant to their respective guarantees, the Guarantors are jointly and severally liable with respect to the Senior Subordinated Notes and management believes that the Non-Guarantor Subsidiaries and Non-Wholly Owned Guarantor are not material to the Company on a consolidated basis. Accordingly, the Company does not believe that the information contained in separate full financial statements of the Guarantors, Non-Guarantor Subsidiaries or the Non-Wholly Owned Guarantor Subsidiary would be material to investors. The following are summarized unaudited statements setting forth certain financial information concerning the Guarantors, the Non-Guarantor Subsidiaries and the Non-Wholly Owned Guarantor Subsidiary as of and for the three months ended March 31, 1999 (in thousands).

                                                SFX                                      NON-WHOLLY                         SFX
                                          ENTERTAINMENT,                     NON-           OWNED                     ENTERTAINMENT,
                                               INC.                        GUARANTOR      GUARANTOR                        INC.
                                             (PARENT)      GUARANTORS    SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS    CONSOLIDATED
                                          ------------------------------------------------------------------------------------------
Current assets                              $    24,154    $   209,040    $    12,779    $     1,091    $        --    $   247,064
Property and equipment, net                      11,828        314,374         10,272             --             --        336,474
Goodwill and other intangible assets, net        23,085      1,136,086         23,468         10,032             --      1,192,671
Investment in subsidiaries                    1,576,168         64,090             --             --     (1,576,168)        64,090
Other assets                                      1,344         18,042          2,181             --             --         21,567
                                          ------------------------------------------------------------------------------------------
   Total assets                             $ 1,636,579    $ 1,741,632    $    48,700    $    11,123    $(1,576,168)   $ 1,861,866
                                          ==========================================================================================

Current liabilities                         $    50,606    $   169,063    $     7,936            792    $    (4,026)   $   224,371
Long-term debt, less current portion
                                                792,740         22,980          7,315             --         (7,315)       815,720
Other liabilities                                44,898         17,549             --            159             --         62,606
Minority interest                                    --          5,195             --          2,062             --          7,257
Temporary equity                                 16,500          3,577             --             --             --         20,077
Shareholders' equity                            731,835      1,523,268         33,449          8,110     (1,564,827)       731,835
                                          ------------------------------------------------------------------------------------------
Total liabilities
    and shareholders' equity                $ 1,636,579    $ 1,741,632    $    48,700    $    11,123    $(1,576,168)   $ 1,861,866
                                          ==========================================================================================
Revenue                                     $        --    $   272,960    $       805    $     2,356    $        --    $   276,121
Operating expenses                                4,432        269,898          3,553          2,660             --        280,543
Interest expense, net                            18,009           (782)         1,224             --           (236)        18,215
Minority interest                                    --            147            (63)            --                            84
Provision for income taxes                       (6,441)         1,345             --             --             --         (5,096)
                                          ------------------------------------------------------------------------------------------
Net (loss) income                           $   (16,000)   $     2,352    $    (3,972)   $      (241)   $       236    $   (17,625)
                                          ==========================================================================================
Cash flows (used in ) provided by
   operating activities                     $   (26,561)   $    29,809    $     1,144    $       930    $        --    $     5,322
Cash flows  used in investing
   activities                                  (265,025)       (10,089)          (537)            --             --       (275,651)
Cash flows provided by (used in)
   Financing activities                         302,680          1,398           (540)            --             --        303,538
Cash at the beginning
     of the period                                3,685         44,132            111             93             --         48,021
Cash at the end of the period                    14,779         65,250            178          1,023             --         81,230

    The summarized consolidating balance sheet concerning the Guarantors, the Non-Guarantor Subsidiaries and the Non-Wholly Owned Guarantor Subsidiaries as of December 31, 1998 is included in the Company's 1998 Annual Report on Form 10-K.

6. STOCK OPTIONS

    Following a recommendation of SFX's compensation committee in the fourth quarter of 1998, SFX adopted, subject to stockholder approval, a new incentive stock option plan covering options to acquire up to three million shares of Class A Common Stock and approved the grant of options thereunder to acquire approximately 2.3 million shares of Class A Common Stock at the then fair market value on the date of grant. The proposed stock option plan will be submitted to a vote of the stockholders at SFX's first annual meeting scheduled to be held on June 8, 1999.

7. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

    While the Company is involved in several lawsuits and claims arising in the ordinary course of business, the Company is not currently a party to any legal proceeding that management believes would have a material adverse effect on its business, financial position or results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations of SFX should be read in conjunction with the consolidated financial statements and related notes thereto included in this report and SFX's 1998 Annual Report on Form 10-K. The following discussion contains certain forward-looking statements that involve risks and uncertainties. SFX's actual results could differ materially from those discussed herein. SFX undertakes no obligation to publicly release the results of any revisions to these forward-looking statements made to reflect any future events or circumstances.

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

    Theater

    SFX's theatrical operations are directed mainly towards the promotion and production of touring Broadway shows, which generate revenues primarily from ticket sales and sponsorships. SFX may also participate in ancillary revenues, such as concessions and merchandise sales, depending on its agreement with a particular local promoter/venue operator. Revenue from ticket sales is primarily affected by the popularity of the production and the general economic conditions and consumer tastes in the particular market and venue where the production is presented. To reduce its dependency on the success of any single touring production, SFX sells advance annual subscriptions that provide the purchaser with tickets for all of the shows that SFX intends to tour in the particular market during the touring season. Historically, approximately 28% of ticket sales for touring Broadway shows presented by SFX were sold through advance annual subscriptions. Subscription related revenues received before the event date are initially recorded on the balance sheet as deferred revenue; after the event occurs, they are recorded on the statement of operations as gross revenue. Promotion expenses are capitalized on the balance sheet as prepaid event expenses until the event occurs. Production expenses are capitalized on the balance sheet as prepaid event expenses until the tour begins, at which time all costs are amortized over the expected life of the tour, which is generally less than one year. Subscriptions for touring Broadway shows typically cover approximately two-thirds of SFX's break-even cost point for those shows.

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

    Sports

    SFX is a leading fully integrated sports marketing and management company specializing in the representation of sports athletes and broadcasters, integrated event management, television programming and production and marketing consulting services. SFX's talent representation and marketing activities consist principally of the representation of team sports athletes and broadcasters in contract and endorsement negotiations. SFX also provides certain investment advisory services to its clients. SFX typically receives a percentage of monies earned by its clients and a percentage of the endorsement deals negotiated by SFX. Revenue from these sources is recognized ratably over the period of the negotiated agreement. Revenue from these sources is dependent upon a number of variables, many of which are outside SFX's control, including a player's skill, health, public appeal and the appeal of the sport in which the player participates. Principal operating expenses include salaries, wages and travel and entertainment expenses.

    The owners of the teams in the NBA had locked out their players from participation in league activities causing cancellation of some of the games for the 1998-99 basketball season. The suspension of the NBA season ended on January 6, 1999, and the NBA season began February 5, 1999 with a reduced game schedule. The cancellation of over 30 games per team for the current NBA season had a negative impact on FAME's revenues and EBITDA.

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

1998 ACQUISITIONS

    During 1998, SFX completed the following acquisitions (in thousands):

                                           Cash
                                       Consideration     Value of         Number
                            Date        And Assumed       Stock          Of Shares
Company                   Acquired          Debt          Issued          Issued                     Business Segment
------------------------------------------------------------------------------------------------------------------------------
Bill Graham Presents      2/24/98        $  72,827       $  7,500(1)          563     Music and Family Entertainment and
                                                                                      Other
PACE and Pavilion         2/25/98          220,683         20,000(1)        1,500     Music, Theatrical and Sports
Contemporary              2/27/98           82,702         16,834(1)        1,263     Music  and Family Entertainment and
                                                                                      Other
Network                   2/27/98           56,784         10,000(1)          750     Other
Concert/Southern           3/4/98           16,908              -               -     Music
FAME                       6/4/98           82,241         35,960(2)        1,000     Sports
Don Law                    7/2/98           92,195              -               -     Music
Magicworks                9/11/98          115,740              -               -     Theatrical and Family Entertainment
                                                                                      and Other
                                                                                      Music, Theatrical, Sports, Family
Other acquisitions        Various          166,961         11,000(3)          375     Entertainment   and Other
                                         =========       ========           =====
Total                                    $ 907,041       $101,294           5,451
                                         =========       ========           =====

-------------------
(1) The value of the stock issued was based upon the negotiated value of $13.33 per share.
(2) The value of the stock issued was based upon the market value on the date of issuance.
(3) The value of 75,019 of these shares was based upon a negotiated value of $13.33 per share and the value of the remaining shares was based upon the market value on the date of issuance.

    The above table is a summary of the 1998 Acquisitions. The funds required to finance the 1998 Acquisitions were obtained from the $350.0 million Senior Subordinated Note Offering, the Senior Credit Facility and the 1998 Equity Offering as defined in the Company's 1998 Annual Report on Form 10-K. A detailed description of the 1998 Acquisitions is also included in the Company's 1998 Annual Report on Form 10-K.

    Pursuant to the 1998 Acquisition agreements and the related agreements, SFX:

o under certain circumstances, may be required to repurchase shares of its Class A Common Stock or make additional payments in connection therewith (see "--Liquidity and Capital Resources--Future Contingent Payments");

o has granted certain rights of first refusal, certain of which are exercisable at 95% of the proposed purchase price; and

o in connection with the PACE acquisition, has granted Brian Becker, an Executive Vice President, a Member of the Office of the Chairman and a director of SFX, the option to acquire, after February 25, 2000, SFX's then existing motor sports line of business or, if that business has previously been sold, SFX's then existing theatrical line of business, in each case at its then fair market value.

1999 ACQUISITIONS

    Cellar Door

    On February 19, 1999, SFX purchased all of the issued and outstanding capital stock of the Cellar Door Group of Companies for a purchase price of $70.0 million in cash, 346,238 shares of Class A Common Stock with an issue date value of $20.0 million, and $8.5 million payable in five equal annual installments beginning on the first anniversary of the closing date. In addition, SFX has agreed to issue to the seller options to purchase 100,000 shares of Class A Common Stock in equal installments over the five year period following the closing date. SFX financed this acquisition with the proceeds of the 1999 Equity Offering.

    Nederlander

    On March 16, 1999, SFX acquired certain interests in seven venues and other assets of Nederlander for an aggregate purchase price of approximately $95.6 million in cash. The agreement relating to the former Nederlander venues in Cincinnati requires SFX to make a payment to the sellers in 2000 of up to $3.2 million depending on the level of earnings generated by the operations of the Crown Arena. If SFX sells or transfers any of the interests in Crown Arena within ten years of the closing, SFX will be obligated to pay a portion of the consideration it receives to the sellers of Nederlander. The agreement relating to the Mesa del Sol Centre for the Performing Arts provides for additional payments based on the financial performance of this venue. SFX financed this acquisition with the proceeds of the 1999 Equity Offering and borrowings under the Senior Credit Facility.

    Marquee

    On March 16, 1999, a wholly owned subsidiary of SFX was merged with and into The Marquee Group, Inc. and Marquee became a wholly owned subsidiary of SFX. In connection with the merger, SFX issued approximately 1.4 million shares of SFX Class A Common Stock with a value of approximately $81.7 million on the date of the merger and repaid $33.5 million of Marquee's debt. SFX financed the cash portion of this acquisition with borrowings under the Senior Credit Facility.

    Other Acquisitions

    During the first quarter of 1999, SFX also completed the acquisitions of:
The Entertainment Group, Inc., a concert and theatrical producer and promoter with operations in Chicago and Mexico City; Integrated Sports International, Inc., a full-service sports marketing company; and a company involved in business management and tour production in music and the performing arts. In addition, SFX entered into a long-term marketing and consulting agreement with respect to the Rosemont Horizon and Rosemont Theater in the Chicago Area and purchased a theater in Denver, Colorado. The total consideration for these acquisitions and the long-term marketing and consulting agreement consisted of $68.6 million in cash and 95,177 shares of Class A Common Stock. SFX financed these acquisitions with the proceeds from its 1999 Equity Offering. In addition, SFX may be required to make additional payments of up to $13.0 million in cash and 50,000 shares of Class A Common Stock based on the financial performance of certain of these acquired companies.

    SFX is also currently pursuing certain additional acquisitions; however, it has not entered into any definitive agreements with respect to such acquisitions, and there can be no assurance that it will do so.

    SFX's 1998 and 1999 Acquisitions were accounted for using the purchase method of accounting. The purchase price of certain of the 1998 and 1999 Acquisitions has been preliminarily allocated to the assets acquired and the liabilities assumed and are subject to change. Operating results of the 1998 and 1999 Acquisitions are included herein from their respective acquisition dates. The intangible assets created in the purchase transactions will generally be amortized against future earnings, if any, over periods up to 15 years. The amount of amortization will be substantial and will continue to affect SFX's operating results in the future. These expenses, however, do not result in an outflow of cash by SFX and do not impact EBITDA.

1999 FINANCINGS

    1999 Equity Offering

    In February, 1999, SFX consummated an offering of 4,949,000 shares of Class A Common Stock at an offering price of $55.50 per share (the "1999 Equity Offering") and received net proceeds of approximately $261.8 million. SFX used the proceeds to finance certain of the 1999 Acquisitions and to repay indebtedness under the revolving portion of the Senior Credit Facility.

    Senior Credit Facility

    SFX has had discussions with its lenders regarding an amendment to the Senior Credit Facility that would increase total borrowing availability thereunder and modify certain covenants. Although no assurances can be given, SFX expects to enter into this amendment by the end of the second quarter of 1999.

RESULTS OF OPERATIONS

    The operating performance of entertainment companies, such as SFX, is measured, in part, by their ability to generate EBITDA. Further, SFX uses EBITDA, excluding non-cash compensation, as the primary indicator of its operating performance and as a measure of liquidity. "EBITDA" is defined as earnings before interest, taxes, minority interest and depreciation and amortization. Although EBITDA is not a measure of performance calculated in accordance with GAAP, SFX believes that the entertainment industry accepts EBITDA as a generally recognized measure of performance and analysts who report publicly on the performance of entertainment companies use EBITDA. Nevertheless, you should not consider this measure in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. EBITDA, as SFX calculates it, may not be comparable to calculations of similarly titled measures presented by other companies.

    SFX's operations and revenues have been largely seasonal in nature, with generally higher revenues generated in the second and third quarters. For example, on a pro forma basis for the 1998 Acquisitions, SFX generated approximately 63% of its 1998 revenues in the second and third quarters. SFX's outdoor venues are primarily used in the summer months and do not generate substantial revenue in the late fall, winter and early spring. Similarly, the musical concerts that SFX promotes largely occur in the second and third quarters. SFX's entertainment marketing and consulting in connection with musical concerts also generate a large share of revenues in the second and third quarters.

    Therefore, the seasonality of SFX's business causes - and will probably continue to cause -a significant variation in SFX's quarterly operating results. These variations in demand could have a material adverse effect on the timing of SFX's cash flows and, therefore, on its ability to service its obligations with respect to its indebtedness. However, SFX believes that this variation may be somewhat offset with the acquisition of typically non-summer seasonal businesses in the 1998 Acquisitions, such as motor sports, which is winter-seasonal, and touring Broadway shows, which typically tour between September and May. In addition, the acquisition of Marquee and Integrated Sports International in the first quarter of 1999, which generally earn revenue ratably over the year, are expected to lessen the seasonal variations associated with the music segment.

HISTORICAL RESULTS

    During 1998 and the first quarter of 1999, SFX made significant acquisitions in each of its business segments. The 1998 and 1999 Acquisitions were the primary reason for the first quarter of 1999 increases in revenue, EBITDA and operating income, before corporate charges, in each of the segments, as compared to the comparable period in 1998. The following table summarizes each segment's operating performance for the three months ended March 31, 1998 and 1999 (in thousands):

                                   Revenue                EBITDA         Operating (loss) income

                               1999       1998       1999        1998        1999        1998
                             --------   --------   --------    --------    --------    --------
Segments:
     Music                   $106,103   $ 26,443   $  1,838    $ (1,549)   $(13,448)   $ (4,176)
     Theatrical                80,383     19,102      7,582       2,626       5,110       2,060
     Sports                    55,749      5,796     14,230       1,003      11,184         814
     Family entertainment
        and other              33,886     10,098      3,380       1,472      (1,257)      1,320
                             --------   --------   --------    --------    --------    --------
 Segment performance          276,121     61,439     27,030       3,552       1,589          18
    Corporate expenses and
     non-cash compensation         --         --     (4,241)     (1,602)     (6,011)     (2,207)
                             --------   --------   --------    --------    --------    --------
Total                        $276,121   $ 61,439   $ 22,789    $  1,950    $ (4,422)   $ (2,189)
                             ========   ========   ========    ========    ========    ========

    Three months ended March 31, 1999 as compared to the three months ended March 31, 1998

    SFX's total revenue increased by $214.7 million to $276.1 million for the three months ended March 31, 1999, compared to $61.4 million for the three months ended March 31, 1998, primarily as a result of $170.5 million attributable to the 1998 and 1999 Acquisitions and $39.3 million to increased tour production and concert activity in the music segment. The 1998 and 1999 Acquisitions significantly increased the concert promotion and venues operation business and expanded SFX's business to include theatrical promotion and production, motor sports promotion and production, sports marketing and management, family entertainment and radio magazine publishing, programming and research.

    Cost of revenue increased by $162.5 million to $211.1 million for the three months ended March 31, 1999, compared to $48.6 million for the three months ended March 31, 1998, primarily as a result of $115.0 million attributable to the 1998 and 1999 Acquisitions and $35.6 million related to the increase in tour production and concert activity in the music segment.

    Selling, general and administrative expenses increased by $28.7 million to $38.0 million for the three months ended March 31, 1999 as compared to $9.3 million for the three months ended March 31, 1998, primarily as a result of $25.7 million attributable to the 1998 and 1999 Acquisitions and $3.0 million related to the growth of the Company's touring operations in the music segment and costs associated with the growth of the Company's overall operations.

    Corporate expenses were $4.2 million for the three months ended March 31, 1999 compared to $1.6 million for the three months ended March 31, 1998. The increase in corporate expenses reflects the additional administrative overhead needed to support the growth of SFX's operations.

    Depreciation and amortization expense increased to $26.2 million for the three months ended March 31, 1999, compared to $4.1 million for the three months ended March 31, 1998, primarily as a result of the increase in the amortization of goodwill related to the 1998 and 1999 Acquisitions. In addition, SFX recorded $1.4 million of start-up costs related to the opening of a family entertainment project during the three months ended March 31, 1999. SFX recorded the fixed assets of its 1998 and 1999 Acquisitions at fair value and recorded intangible assets equal to the excess of purchase price over the fair value of the net tangible assets, which are being amortized over periods ranging up to 15 years.

    Non-cash compensation of $983,000 consisted of charges related to 345,000 options which vest over three years and have an exercise price of $5.50 per share and a deferred compensation plan for each non-employee director, adopted in January 1998, whereby each director was credited with the right to receive 5,455 shares of Class A Common Stock based upon a stock price of $5.50 per share.

    The operating loss was $4.4 million for the three months ended March 31, 1999, compared to an operating loss of $2.2 million for the three months ended March 31, 1998, due to the matters discussed above.

    Interest expense, net of investment income, was $18.2 million in the three months ended March 31, 1999, compared to $6.1 million for the three months ended March 31, 1998, primarily as a result of the additional debt incurred to consummate the 1998 and 1999 Acquisitions.

    Minority interest was $84,000 for the three months ended March 31, 1999, compared to $82,000 for the three months ended March 31, 1998, primarily relating to certain theatrical productions and a merchandising company which were acquired in 1998.

    The income tax benefit was $5.1 million for the three months ended March 31, 1999. The federal tax benefit has been recognized due to the expectation that SFX will have taxable income for the full year. The benefit is primarily for federal taxes partially offset by the impact of non-deductible goodwill amortization and other non-cash compensation and other non-cash charges. The provision for income taxes of $500,000 for the three months ended March 31, 1998 was primarily related to state and local taxes. No federal tax benefit was recorded in 1998 due to the uncertainty of realizing a tax benefit for SFX's losses.

    SFX's net loss increased to $17.6 million for the three months ended March 31, 1999, as compared to net loss of $8.9 million for the three months ended March 31, 1998, due to the factors discussed above. SFX's net loss applicable to common shares increased to $18.5 million for the three months ended March 31, 1999, as compared to $9.2 million for the three months ended March 31,1998 as a result of increased accretion of stock subject to redemption.

    EBITDA, excluding non-cash compensation of $983,000, was $22.8 million for the three months ended March 31, 1999 compared to $2.0 million for the three months ended March 31, 1998, primarily as a result of the EBITDA contributed from the 1998 and 1999 Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

    SFX's principal need for funds has been for acquisitions, interest expense, working capital needs, certain payments in connection with the Spin-Off and capital expenditures. SFX's principal sources of funds have been proceeds from the two note offerings, the 1998 Equity Offering, the 1999 Equity Offering, borrowings under the Senior Credit Facility and cash flows from operations.

    Historical Cash Flows

    Net cash provided by operations was $5.3 million for the three months ended March 31, 1999, as compared to $9.1 million for the three months ended March 31, 1998. The decrease was primarily attributable to advances made to artists in the music segment's touring division and an increase in interest paid, partially offset by an increase in SFX's cash operating results.

    Net cash used in investing activities for the three months ended March 31, 1999 was $275.7 million as compared to $379.8 million for the three months ended March 31, 1998. The decrease in the use of funds was primarily the result of less acquisition activity in the first quarter of 1999 as compared to the 1998 first quarter.

    Net cash provided by financing activities for the three months ended March 31, 1999, was $303.5 million as compared to $458.7 million for the three months ended March 31, 1998. During 1999, SFX completed the 1999 Equity Offering, resulting in net proceeds of $261.8 million. The proceeds from the 1999 Equity Offering and Senior Credit Facility net borrowings of $44.0 million were used to complete the 1999 Acquisitions. During the first quarter of 1998, SFX completed a note offering for $350.0 million, had borrowings of $150.0 million under the Senior Credit Facility and repaid other debt of $1.2 million. In addition, SFX made Spin-Off related payments of $23.3 million and incurred debt issuance costs of $16.9 million.

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

    However, there can be no assurance that SFX will be able to obtain financing for such acquisitions on terms acceptable to SFX or at all. Any or all of these actions could have a material adverse impact on SFX's business, financial condition and results of operations. See "--Safe Harbor for Forward-Looking Statements--Risk Factors--If SFX is unable to complete other acquisitions in the future, SFX's business and stock price may suffer" as contained in SFX's 1998 Annual Report on Form 10-K

    Interest on Notes and Borrowings under the Senior Credit Facility

    SFX has incurred and expects to continue to incur substantial amounts of indebtedness to finance acquisitions, for capital expenditures and for other corporate purposes. On February 11, 1998, SFX completed the private placement of $350.0 million aggregate principal amount of its 9 1/8% senior subordinated notes. Interest of approximately $16.0 million is payable on the notes on February 1 and August 1 of each year, and the notes mature on February 1, 2008. On November 25, 1998, SFX completed the offering of $200.0 million aggregate principal amount of its 9 1/8% Senior Subordinated Notes. Interest of $9.1 million is payable on these notes on June 1 and December 1 of each year, and the notes mature on December 1, 2008.

    In addition, as of May 12, 1999, SFX had indebtedness of $233.0 million outstanding under the Senior Credit Facility. Loans outstanding under the Senior Credit Facility bear interest, at SFX's option, at 1.625 to 3.625 percentage points over LIBOR or the greater of the Federal Funds rate plus 0.50% or The Bank of New York's prime rate. The interest rate spreads on the term loan and revolving portion of the Senior Credit Facility will be adjusted based on SFX's Total Leverage Ratio, as defined in the Senior Credit Facility. As of May 12, 1999 the average interest rate for borrowings under the credit facility was 8.05%. SFX pays a per annum commitment fee on unused availability under the revolver of 0.375% to 0.5% and a per annum letter of credit fee on any outstanding letters of credit equal to the Applicable LIBOR Margin, as defined in the Senior Credit Facility.

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

    In addition, as of May 12, 1999, the Company had $35.6 million of other debt consisting of debt and capital leases assumed in acquisitions and $34.2 million of deferred purchase consideration.

    In the normal course of business, SFX is exposed to market risk associated with fluctuations in interest rates. SFX does not enter into market risk sensitive instruments for trading purposes. SFX's exposure as a result of variable interest rates relates to its outstanding borrowing under the Senior Credit Facility. A 15% increase or decrease in the average cost of SFX's variable rate debt under the Senior Credit Facility would not have a material effect on SFX's earnings.

    Capital Expenditures

    Capital expenditures totaled $11.1 million for the three months ended March 31, 1999. SFX expects capital expenditures for 1999 to be approximately $40.0 million, including $28.0 million for major projects. These capital expenditures are expected to be funded by cash flows from operations.

    Future Contingent Payments

    Certain of the agreements relating to SFX's 1998 and 1999 Acquisitions provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies. See "--1998 Acquisitions" and "--1999 Acquisitions." As of March 31,1999, SFX had recorded $8.7 million related to such contingent cash payments. SFX will continue to accrue additional amounts related to such contingent payments if and when it becomes probable that the applicable financial performance targets will be met.

    The PACE acquisition agreement provides that each PACE seller will have an option, exercisable for 90 days after the fifth anniversary of the closing of the PACE acquisition, to require SFX to repurchase up to 500,000 shares of the Class A Common Stock received by that seller for $33.00 in cash per share, for an aggregate purchase price of up to $16.5 million. Pursuant to the terms of Brian Becker's employment agreement with SFX, as amended, during the period between December 12, 1999, and December 27, 1999, Mr. Becker, an Executive Vice President, a director and a Member of the Office of the Chairman of SFX, will have the option to, among other things, exercise any options (whether vested or unvested) granted to him by SFX and/or pay him an amount equal to the present value of the compensation payable during the remaining term of his employment agreement. Exercise of such option would result in termination of Mr. Becker's employment agreement.

    If SFX disposes of all or substantially all of the assets or voting interests of FAME during the five years following the closing of the FAME acquisition, certain payments may become due to the FAME sellers out of the proceeds of such sale. In addition, if SFX sells or transfers any of the interests in Crown Arena within ten years of the closing, SFX will be obligated to pay a portion of the consideration it receives to the sellers of the Crown Arena. The agreements relating to the Crown Arena and Mesa del Sol Centre for the Performing Arts also provide for earn-out payments based on the financial performance of these venues.

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

    Sources of Liquidity

    As of March 31, 1999, SFX's cash and cash equivalents totaled $81.2 million, and its working capital was $22.7 million. On February 18, 1999 SFX received approximately $261.8 million in net proceeds from the 1999 Equity Offering, which it used primarily to complete the Cellar Door, ISI, Nederlander and Marquee acquisitions and to repay a portion of the revolving portion of the Senior Credit Facility.

    As of May 12, 1999, SFX had approximately $96.0 million in borrowing availability under its Senior Credit Facility. SFX has had discussions with its lenders to amend the Senior Credit Facility to increase borrowing availability and amend certain covenants. The new facility is subject to the execution of a definitive agreement, which SFX expects to enter into by the end of the second quarter of 1999, although no assurances can be given in this regard.

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

    Remediation and Implementation. In the area of technological operations, that are under SFX's exclusive control, SFX is currently involved in the identification and remediation of affected technological functions, including non-information technology systems. SFX is addressing the risks associated with Year 2000 compliance with respect to its accounting and financial reporting systems and is in the process of installing new accounting and reporting systems. These systems will provide improved reporting, allow for more detailed analysis, handle SFX's 1998 and 1999 Acquisitions and be Year 2000 compliant. Business segments representing 88% of SFX's pro forma revenue for acquisitions completed as of December 31, 1998 had the new year 2000 compliant accounting and financial systems installed as of January 1, 1999. SFX expects its remaining business segments and the businesses acquired in the 1999 Acquisitions to have the new year 2000 compliant accounting and financial systems installed by the fall of 1999. SFX is in the identification and assessment phase with respect to its non-information technology systems, which is projected to continue until the fall of 1999.

    Testing. SFX will begin updating and testing its systems after their installation, and expects that all testing will be complete by the fall of 1999. Upon completion, SFX will be able to identify any internal computer systems that remain non-compliant. At present, it is anticipated that SFX's action plan for addressing Year 2000 problems will be successfully completed in all material respects in advance of January 1, 2000.

    Estimated Costs. The total financial effect that Year 2000 issues will have on SFX cannot be predicted with any certainty at this time. In fact, in spite of all efforts being made to rectify these problems, the success of SFX's efforts will not be known with certainty until the year 2000 actually arrives. SFX anticipates that the cost of implementing the new accounting and reporting systems will be approximately $7.2 million, of which approximately $5.4 million has been spent to date. Based on its assessment to date, SFX does not believe that expenses related to addressing the Year 2000 problem will have a material effect on the operations and financial condition of SFX.

    Third Parties. In the area of technological operations dependent in some way on one or more third parties, including vendors, suppliers, joint venture partners or major customers, the situation is much less in SFX's ability to predict or control. SFX has begun to assess the level of Year 2000 problems associated with their various vendors, suppliers, joint venture partners and major customers. SFX's significant vendors are ticketing companies, payroll processors, utility companies and banks. SFX is communicating with some of these third parties to assess their compliance efforts and SFX's exposure resulting from Year 2000 issues. SFX is in the process of requesting written assurances of Year 2000 compliance from each of its significant suppliers as a part of SFX's contingency planning process. Although SFX is making these efforts to ensure that the third parties on which it is heavily reliant are Year 2000 compliant, it cannot predict the likelihood of such compliance occurring nor the direct or indirect costs to SFX of non-compliance by those third parties or of securing such services from compliant third parties. SFX has no control over these third parties' compliance and cannot give assurances that these third parties' representations to SFX are accurate. Therefore, there can be no guarantee that Year 2000 problems originating with a third party will not occur and no absolute assurance that third parties will convert their systems in a timely manner. Assuming that such third parties are not or do not become Year 2000 compliant in a timely manner, to the extent SFX is unable to replace the goods, services or customers with alternate sources of supply and demand on a timely and economically equivalent basis, such failure would likely have a material adverse effect on SFX's business and results of operations. However, SFX does not presently anticipate that it will be subject to a material impact in this area.

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

    SFX may be unable to achieve future results covered by the forward-looking statements. The statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the future results that the statements express or imply, including SFX's inability to successfully integrate its various businesses; SFX's substantial amount of debt; SFX's ability to complete acquisitions in the future; SFX's ability to secure attractive artists, events and venues; potential environmental liabilities; Year 2000 issues; regulatory matters, including those relating to compliance with applicable antitrust laws; and the restrictions placed on SFX's operations by its Senior Credit Facility and indentures. Please do not put undue reliance on these forward-looking statements, which speak only as of the date of this report. The following risk factors should be considered carefully in evaluating SFX and its business and the forward looking statements contained herein. SFX does not undertake to release publicly any revisions to forward looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. See our Annual Report on Form 10-K for the year ended December 31, 1998, "Safe Harbor for Forward-Looking Statements - Risk Factors."

OTHER MATTERS

    Following a recommendation of SFX's compensation committee, SFX has, subject to stockholder approval, adopted a new incentive stock option plan covering options to acquire up to three million shares of Class A Common Stock and, in November of 1998, approved the grant of options thereunder to acquire approximately 2.3 million shares of Class A Common Stock. SFX anticipates that the proposed stock option plan will be submitted to a vote of the stockholders at SFX's first annual meeting scheduled to be held on June 8, 1999.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On November 20, 1998, a group of plaintiffs filed a complaint against 11 talent agencies and 29 promoters, including SFX and several of its subsidiaries. According to the complaint, the plaintiffs are five individual African-Americans and five corporations owned by such individuals. The complaint alleges action by the defendants to exclude African-Americans from promoting concerts and seeks injunctive relief and damages for civil rights and antitrust violations. The focus of the action appears to be industry-wide, rather than specifically directed at SFX. SFX intends to defend the action vigorously. On February 16, 1999, the defendants, including SFX, submitted motions to dismiss the complaint and the motions are currently pending before the court.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (c) On February 5, 1999, SFX acquired all of the issued and outstanding stock of The Entertainment Group, Inc. ("TEG"). In connection with such acquisition, SFX issued 35,177 shares of Class A common stock to the seller of TEG.

    On February 18, 1999, SFX acquired substantially all of the assets of Integrated Sports International, L.P. ("ISI"). In connection with such acquisition, SFX issued 60,000 shares of Class A common stock to ISI.

    On February 19, 1999, SFX acquired all of the issued and outstanding stock of the Cellar Door group of companies. In connection with such acquisition, SFX issued 346,238 shares of Class A common stock to the sellers of Cellar Door.

    On March 22, 1999, SFX amended the agreement relating to its acquisition of TNA International, Ltd. ("TNA"). In connection with such amendment, SFX placed 199,636 shares of Class A common stock into escrow, to be released upon TNA's achievement of certain financial performance targets for the years 1999 and 2000.

    The sales of securities to the sellers of TEG, ISI, the Cellar Door group and TNA were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act pursuant to
Section 4(2) thereof. Each of these sales was made without the use of an underwriter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

EXHIBIT
NUMBER        DESCRIPTION OF EXHIBIT
------        ----------------------

10.1 Agreement and Plan of Merger, as amended, among SFX Entertainment, Inc., SFX Acquisition Corp. and The Marquee Group, Inc. (composite version) (incorporated by reference to Exhibit 10.37 to Registration Statement on Form S-4 (File No. 333-71195) filed with the SEC on January 26, 1999)

10.2 Director Deferred Stock Ownership Plan of SFX (incorporated by reference to Exhibit 10.38 to Registration Statement on Form S-4 (File No. 333-71195) filed with the SEC on January 26, 1999)

10.3 Stock Purchase Agreement, dated as of January 25, 1999, by and among SFX Entertainment, Inc. and the sellers party thereto (incorporated by reference to Exhibit 10.39 to Amendment No. 1 to Form S-4 (File No. 333-71195) filed with the SEC on February 5, 1999)

10.4 Purchase Agreement, dated as of February 1, 1999, by and among SFX Entertainment, Inc., Concert Acquisition Sub, Inc., Nederlander of New Mexico LLC, Nederlander Festivals, Inc. and the other sellers party thereto (incorporated by reference to Exhibit 10.40 to Amendment No. 1 to Form S-4 (File No. 333-71195) filed with the SEC on February 5,
         1999)

10.5 Asset Purchase Agreement, dated as of February 1, 1999, by and among SFX Entertainment, Inc., Concert Acquisition Sub, Inc. and Nederlander of Ohio, Inc. (incorporated by reference to Exhibit 10.41 to Amendment No. 1 to Form S-4 (File No. 333-71195) filed with the SEC on February 5, 1999)

10.6 Membership Interest Purchase Agreement, dated February 1, 1999, by and among SFX Entertainment, Inc., Concert Acquisition Sub, Inc., Nederlander Arena Management LLC, Nederlander Cincinnati, LLC, Nederlander Club Management LLC and the sellers party thereto (incorporated by reference to Exhibit 10.42 to Amendment No. 1 to Form S-4 (File No. 333-71195) filed with the SEC on February 5, 1999)

10.7 Stock Purchase Agreement, dated February 1, 1999 by and among SFX Entertainment, Inc., Concert Acquisition Sub, Inc., Greater Detroit Theatres, Inc. and the sellers party thereto (incorporated by reference to Exhibit 10.43 to Amendment No. 1 to Form S-4 (File No. 333-71195) filed with the SEC on February 5, 1999)

27.1     * Financial Data Schedule

----------------------------
         * filed herewith

(b) Reports on Form 8-K

    On February 4, 1999, SFX filed a Form 8-K under Item 5 to report its entry into an agreement to acquire certain interests in seven venues and other assets from entities controlled by members of the Nederlander family and other persons.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SFX ENTERTAINMENT, INC.

Date: May 14, 1998                     By: /s/ Thomas P. Benson
                                           --------------------------------
                                           Thomas P. Benson
                                           Chief Financial Officer and
                                           Senior Vice President