Form 10-Q
period 1999-06-30
SFX ENTERTAINMENT INC
filed 1999-08-03
CIK 1051253

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q


   (Mark One)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      [X]                     SECURITIES EXCHANGE ACT OF 1934
                            FOR THE QUARTER ENDED JUNE 30, 1999
      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934


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

                                (212) 838-3100
                       (Registrant's Telephone Number)

   Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  X  Yes         No
                                   ---        ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 27, 1999, the number of shares outstanding of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, was 53,705,446 and 2,545,555, respectively.

                   SFX ENTERTAINMENT, INC. AND SUBSIDIARIES
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q

                       PART I -- FINANCIAL INFORMATION:

                                                                                               PAGE NO.
                                                                                            ------------

ITEM 1      Financial Statements

            Consolidated Balance Sheets at June 30, 1999 (unaudited) and December 31, 1998 .       1

            Consolidated Statements of Operations for the Three Months Ended June 30, 1999
             and 1998 (unaudited) .........................................................        3

            Consolidated Statements of Operations for the Six Months Ended June 30, 1999
             and 1998 .....................................................................        4

            Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999
             and 1998 (unaudited)..........................................................        5

            Consolidated Statements of Shareholders' Equity for the Six Months Ended June
             30, 1999 and 1998 (unaudited) ................................................        6

            Notes to Consolidated Financial Statements (unaudited)..........................       7

ITEM 7      Management's Discussion and Analysis of Financial Condition and Results of
             Operations....................................................................       16

                                      PART II--OTHER INFORMATION:

ITEM 1      Legal Proceedings ..............................................................      32

ITEM 2      Changes in Securities and Use of Proceeds ......................................      32

ITEM 4      Submission of Matters to a Vote of Security Holders.............................      33

ITEM 5      Other Information...............................................................      33

ITEM 6      Exhibits and Reports on Form 8-K ...............................................      33

            SIGNATURES......................................................................      34

                           SFX ENTERTAINMENT, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                          JUNE 30, 1999   DECEMBER 31, 1998
                                                                         --------------- -----------------
ASSETS                                                                      (UNAUDITED)
Current assets:
 Cash and cash equivalents .............................................   $    99,353       $   48,021
 Accounts receivable, net ..............................................       100,841           53,162
 Prepaid event expenses ................................................        40,241           23,043
 Investments in and receivables from theatrical and other productions  .         6,504           12,222
 Notes receivables from related parties and employees ..................         2,145              972
 Other current assets ..................................................        19,474           11,313
                                                                         --------------- -----------------
  Total current assets .................................................       268,558          148,733
Property and equipment, net of accumulated depreciation and
 amortization of $29,619 and $16,988 in 1999 and 1998, respectively  ...       352,397          292,626
Goodwill and other intangible assets, net of accumulated amortization of
 $89,571 and $46,709 in 1999 and 1998, respectively ....................     1,221,494          898,433
Investment in and receivables from equity investees ....................        73,956           18,450
Notes receivable from related parties and employees, less current
 portion ...............................................................        18,406           12,464
Other assets ...........................................................        20,788           12,746
                                                                         --------------- -----------------
  Total Assets .........................................................   $ 1,955,599       $1,383,452
                                                                         =============== =================
                                                                                  [continues on next page]


                           See accompanying notes.

                           SFX ENTERTAINMENT, INC.
                  CONSOLIDATED BALANCE SHEETS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      JUNE 30, 1999   DECEMBER 31, 1998
                                                                     --------------- -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                    (UNAUDITED)
Current liabilities:
 Accounts payable ..................................................   $    23,360       $   17,712
 Accrued expenses ..................................................        59,203           50,887
 Accrued interest payable ..........................................        18,274           17,241
 Deferred revenue ..................................................       205,701           60,142
 Current portion of long-term debt .................................         4,787            5,581
 Current portion of deferred purchase consideration ................        13,015           11,851
                                                                     --------------- -----------------
  Total current liabilities ........................................       324,340          163,414

Long-term debt, less current portion ...............................       809,396          768,195
Deferred purchase consideration, less current portion  .............        21,015            7,983
Deferred income taxes ..............................................        39,877           38,826
Other liabilities ..................................................         5,005            1,940
                                                                     --------------- -----------------
Total liabilities ..................................................     1,199,633          980,358

Minority interest ..................................................         7,812            8,058
Temporary equity--stock subject to redemption ......................        19,920           16,500
Shareholders' equity:
 Preferred Stock, $.01 par value, 25,000,000 shares authorized, none issued and outstanding as June 30, 1999 and December 31,
  1998, respectively ...............................................            --               --
 Class A common stock, $.01 par value, 100,000,000 shares
  authorized,
  53,299,683 and 42,919,791 shares issued and outstanding as of
  June 30, 1999 and December 31, 1998, respectively ................           533              429
 Class B common stock, $.01 par value, 10,000,000 shares
  authorized,
  2,545,557 shares issued and outstanding as of June 30, 1999 and
  December 31, 1998, respectively ..................................            26               26
Additional paid in capital .........................................       826,859          449,484
Deferred compensation ..............................................        (4,900)          (6,533)
Accumulated deficit ................................................       (94,284)         (64,870)
                                                                     --------------- -----------------
Total shareholders' equity .........................................       728,234          378,536
                                                                     --------------- -----------------
Total liabilities and shareholders' equity .........................   $ 1,955,599       $1,383,452
                                                                     =============== =================

                           See accompanying notes.

                           SFX ENTERTAINMENT, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                THREE MONTHS ENDED JUNE 30,
                                                                ----------------------------
                                                                     1999          1998
                                                                ------------- -------------
                                                                 (UNAUDITED)    (UNAUDITED)
Revenue .......................................................    $404,753      $231,348
Income from equity investments ................................       2,932         1,380
                                                                ------------- -------------
 Total revenue.................................................     407,685       232,728

Operating expenses:
Cost of revenues ..............................................     298,029       182,818
Selling, general and administrative expenses...................      53,954        28,667
Corporate expenses ............................................       5,531         3,036
Depreciation and amortization, including $1,594 of start-up
 and integration costs in 1999.................................      32,928        14,746
Non-cash charges ..............................................       1,164        32,052
                                                                ------------- -------------
                                                                    391,606       261,319
                                                                ------------- -------------
Income (loss) from operations..................................      16,079       (28,591)

Interest expense...............................................     (20,004)      (11,473)
Investment income..............................................         998         1,602
Minority interest..............................................        (410)         (316)
                                                                ------------- -------------
Loss before provision for income taxes.........................      (3,337)      (38,778)

Provision for income taxes.....................................      (6,715)         (850)
                                                                ------------- -------------
Net loss.......................................................     (10,052)      (39,628)

Accretion on stock subject to redemption.......................        (912)         (825)
                                                                ------------- -------------
Net loss applicable to common shares...........................    $(10,964)     $ (40,453)
                                                                ============= =============

Basic and dilutive net loss per common share...................    $  (0.20)     $   (1.12)
                                                                ============= =============

Weighted average basic and dilutive common shares outstanding .   55,822,251    36,126,561
                                                                ============= =============


                           See accompanying notes.

                           SFX ENTERTAINMENT, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               SIX MONTHS ENDED JUNE 30,
                                                              ----------------------------
                                                                   1999          1998
                                                              ------------- -------------
                                                               (UNAUDITED)    (UNAUDITED)
Revenue......................................................    $679,900      $292,342
Income from equity investments ..............................       3,906         1,825
                                                              ------------- -------------
 Total revenue...............................................     683,806       294,167
Operating expenses:
Cost of revenues ............................................     509,158       231,665
Selling, general and administrative expenses.................      91,916        37,995
Corporate expenses ..........................................       9,772         4,350
Depreciation and amortization, including $3,022
 of start-up and integration costs in 1999...................      59,156        19,174
Non-cash charges ............................................       2,147        32,052
                                                              ------------- -------------
                                                                  672,149       325,236
                                                              ------------- -------------
Income (loss) from operations................................      11,657       (31,069)

Interest expense.............................................     (38,809)      (18,221)
Investment income............................................       1,588         2,499
Minority interest............................................        (494)         (398)
                                                              ------------- -------------
Loss before provision for income taxes.......................     (26,058)      (47,189)

Provision for income taxes...................................      (1,619)       (1,350)
                                                              ------------- -------------
Net loss.....................................................     (27,677)      (48,539)

Accretion on stock subject to redemption.....................      (1,737)       (1,100)
                                                              ------------- -------------
Net loss applicable to common shares.........................    $(29,414)     $ (49,639)
                                                              ============= =============

Basic and dilutive net loss per common share.................    $  (0.55)     $   (1.71)
                                                              ============= =============

Weighted average basic and dilutive common shares
 outstanding.................................................   53,121,386    29,072,018
                                                              ============= =============


                           See accompanying notes.

                           SFX ENTERTAINMENT, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                               -------------------------
                                                                                   1999        1998
                                                                               ----------- -----------
Operating activities:
Net loss .....................................................................  $ (27,677)   $ (48,539)
Adjustment to reconcile net loss to net cash provided by operating activities:
 Depreciation and amortization................................................     56,134       19,174
 Income from equity investments, net of distributions received ...............      2,932        1,219
 Non-cash charges ............................................................      2,147       32,052
 Minority interest............................................................        494          398
Changes in operating assets and liabilities, net of amounts acquired:
 Accounts receivable, net.....................................................    (20,646)      (2,546)
 Prepaid event expenses, other prepaid expenses and other current assets .....    (13,907)     (26,691)
 Other assets and notes receivable from related parties and employees ........     (6,741)       1,867
 Accounts payable, accrued expenses and other liabilities.....................    (32,299)       2,001
 Accrued interest payable.....................................................      1,033       13,271
 Deferred revenue.............................................................    132,884       79,062
                                                                               ----------- -----------
Net cash provided by operating activities.....................................     94,354       71,268
                                                                               ----------- -----------
Investing activities:
 Purchases of businesses, net of cash acquired ...............................   (308,933)    (515,893)
 Purchases of property and equipment..........................................    (26,588)     (35,956)
                                                                               ----------- -----------
Net cash used in investing activities.........................................   (335,521)    (551,849)
                                                                               ----------- -----------

Financing activities:
 Proceeds from issuance of Senior Subordinated Notes and
  borrowings under the Senior Credit Facility.................................    199,000      527,500
 Proceeds from sale of common stock ..........................................    260,697      330,683
 Repayment of debt............................................................   (166,285)     (32,428)
 Payments made to SFX Broadcasting pursuant to the Spin-Off...................         --      (89,230)
 Other, principally debt issuance costs ......................................       (913)     (17,485)
                                                                               ----------- -----------
Net cash provided by financing activities.....................................    292,499      719,040
                                                                               ----------- -----------

Net increase in cash and cash equivalents.....................................     51,332      238,459
Cash and cash equivalents at beginning of period..............................     48,021        5,979
                                                                               ----------- -----------
Cash and cash equivalents at end of period....................................  $  99,353    $ 244,438
                                                                               =========== ===========
Supplemental disclosure of cash flow information:

Cash paid for interest .......................................................  $  36,299    $   4,052
                                                                               =========== ===========
Cash paid for income taxes....................................................  $   2,715    $     284
                                                                               =========== ===========

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

                           SFX ENTERTAINMENT, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                               CLASS A    CLASS B   ADDITIONAL                   ACCUMULATED
                                                COMMON    COMMON      PAID-IN       DEFERRED      (DEFICIT)
                                                STOCK      STOCK      CAPITAL     COMPENSATION     EARNINGS       TOTAL
                                              --------- ---------  ------------ --------------  ------------- -----------
Balances, January 1, 1998....................    $204       $15      $  98,111      $    --        $  3,814     $ 102,144
Net liabilities assumed and shares issued to
 employees in the Spin-Off, principally
 income taxes ...............................      19        --       (128,564)          --              --      (128,545)
Sale of 12,075,000 shares of Class A
 common stock................................     121        --        328,883           --              --       329,004
Issuance of 7,951,046 of Class A
 common stock for acquisitions...............      79        --         87,385           --              --        87,464
Issuance of Class A and B common stock
 pursuant to employment agreements...........       3        10         34,608       (8,625)             --        25,996
Amortization of deferred compensation .......      --        --             --          198                           198
Accretion on stock subject to redemption ....      --        --          1,100           --          (1,100)           --
Net loss.....................................      --        --             --           --         (48,539)      (48,539)
                                              --------- ---------  ------------ --------------  ------------- -----------
Balances, June 30, 1998 (unaudited)  ........    $426       $25      $ 421,523      $ (8,427)      $ (45,825)   $ 367,722
                                              ========= =========  ============ ==============  ============= ===========

Balances, January 1, 1999 ...................    $429       $26      $ 449,484      $ (6,533)      $ (64,870)   $ 378,536
Sale of 7,423,500 shares of Class A
 common stock................................      75        --        260,622           --              --       260,697
Issuance of 2,925,117 shares of Class A
 common stock for acquisitions...............      29        --        114,499           --              --       114,528
Issuance of 31,300 shares of Class A common
 stock pursuant to the exercise of employee
 stock options...............................      --        --            517           --              --           517
Amortization of deferred compensation .......      --        --             --        1,633                         1,633
Accretion on stock subject to redemption ....      --        --          1,737           --          (1,737)           --
Net loss.....................................                --             --           --         (27,677)      (27,677)
                                              --------- ---------  ------------ --------------  ------------- -----------
Balances, June 30, 1999 (unaudited)..........    $533       $26      $ 826,859      $ (4,900)      $ (94,284)   $ 728,234
                                              ========= =========  ============ ==============  ============= ===========

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

   In July 1999, the Company completed a three-for-two split of SFX's Class A and Class B Common Stock. The financial information presented herein has been restated to reflect the effect of the stock split.

   Information with respect to the three and six months ended June 30, 1999 and 1998 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company, for the periods presented.

2. ACQUISITIONS AND FINANCING
1999 EQUITY OFFERING

   In February 1999, SFX consummated an offering of 7,423,500 shares of the Company's Class A Common Stock at an offering price of $37.00 per share (the "1999 Equity Offering") and received net proceeds of approximately $260.7 million. SFX used the proceeds to finance certain of the 1999 Acquisitions.

1999 ACQUISITIONS

 Cellar Door

   On February 19, 1999, SFX purchased all of the issued and outstanding capital stock of the Cellar Door group of companies for a purchase price of $70.0 million in cash, 519,357 shares of Class A Common Stock with an issue date value of $20.0 million, and $8.5 million payable in five equal annual installments beginning on the first anniversary of the closing date. In addition, SFX agreed to issue to the seller options

                           SFX ENTERTAINMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to purchase 150,000 shares of Class A Common Stock in equal installments over the five-year period following the closing date. SFX financed the acquisition with the proceeds of the 1999 Equity Offering.

  Nederlander

   On March 16, 1999, SFX acquired certain interests in seven venues and other assets from entities controlled by members of the Nederlander family and other persons for an aggregate purchase price of approximately $95.6 million in cash. SFX may also be required to make an additional payment to the sellers in 2000 of up to $3.2 million depending on the level of earnings generated by the operations of the Crown Arena in Cincinnati. If SFX sells or transfers any of the interests in the Crown Arena within ten years of the closing, SFX will be obligated to pay a portion of the consideration it receives to the sellers of Nederlander. In addition, the agreement relating to Mesa del Sol Centre for the Performing Arts provides for additional payments based on the financial performance of this venue. SFX financed the acquisition with the proceeds of the 1999 Equity Offering and borrowings under the Senior Credit Facility.

 Marquee

   On March 16, 1999, SFX merged with The Marquee Group, Inc. In connection with the merger, SFX issued approximately 2.1 million shares of SFX Class A Common Stock with a value of approximately $81.7 million on the date of the merger and repaid $33.5 million of Marquee's debt. SFX financed the cash portion of the acquisition with borrowings under the Senior Credit Facility.

 Other Acquisitions

   During the first quarter of 1999, SFX also completed the acquisitions of:
The Entertainment Group, Inc., a concert and theatrical producer and promoter with operations in Chicago and Mexico City; Integrated Sports International, Inc., a full-service sports marketing company; and The RZO Companies a company involved in business management and tour production in music and the performing arts. In addition, SFX entered into a long-term marketing and consulting agreement with respect to the Rosemont Horizon and Rosemont Theater in the Chicago area and purchased a theater in Denver, Colorado. The total consideration for these acquisitions and the long-term marketing and consulting agreement consisted of $68.6 million in cash and 142,766 shares of Class A Common Stock. SFX financed these acquisitions with the proceeds from the 1999 Equity Offering and borrowings under the Senior Credit Facility. In addition, SFX may be required to make additional payments of up to $13.0 million in cash and issue 75,000 shares of Class A Common Stock based on the financial performance of certain of these acquired companies.

   During the second quarter of 1999, SFX also completed the acquisitions of a fifty percent interest in A.H. Enterprises, a leading promoter of urban music and Hendricks Management Company, Inc. which represents and provides financial consulting services to team sports athletes, primarily in professional baseball. The total consideration for these acquisitions was approximately $23.2 million in cash and $4.1 million in deferred purchase consideration. SFX financed these acquisitions with borrowings under the Senior Credit Facility and cash on hand. In addition, SFX may be required to make additional payments, in shares of SFX Class A Common Stock, based on the cumulative financial performance of Hendricks Management Company, Inc. through December 31, 2002. In addition, the company invested $8.7 million in certain entertainment-related Internet companies.

1998 ACQUISITIONS

   As more fully described in SFX's 1998 Annual Report on Form 10-K, the Company completed significant acquisitions in each of its four business segments during 1998. The total purchase price for these acquisitions was approximately $1.0 billion, including $907.0 million in cash and assumed debt and

                             SFX ENTERTAINMENT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.25 million shares of Class A Common Stock with a value of approximately $101.3 million. The shares of Class A Common Stock used to consummate the 1998 Acquisitions that occurred prior to the Spin-Off date were not issued until the Spin-Off date, which was April 27, 1999.

   The 1998 Acquisitions were financed through the $350.0 million Senior Subordinated Note Offering, the Senior Credit Facility and the 1998 Equity Offering.

   SFX's 1999 and 1998 Acquisitions were accounted for using the purchase method of accounting. The purchase price of certain of the 1999 and 1998 Acquisitions have been preliminarily allocated to the assets acquired and liabilities assumed and are subject to change. Operating results for the 1998 and 1999 Acquisitions are included herein from their respective acquisition dates. The intangible assets created in the purchase transactions will generally be amortized over periods up to 15 years. The amount of amortization will be substantial and will continue to affect SFX's operating results in the future.

   The following unaudited pro forma summary represents the consolidated results of operations for the six months ended June 30, 1999 and the year ended December 31, 1998 as if the 1998 Acquisitions, the 1999 Acquisitions and related financings had occurred as of January 1, 1998. These pro forma results have been included for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions and related financings been made as of those dates or of the results which may occur in the future (in thousands, except per share data).

                                                    PRO FORMA
                                       -----------------------------------
                                       SIX MONTHS ENDED     YEAR ENDED
                                         JUNE 30, 1999   DECEMBER 31, 1998
                                       ---------------- -----------------
Revenue...............................     $697,474         $1,344,074
Net loss..............................     $(24,584)        $  (73,091)
Loss applicable to basic and dilutive
 common shares........................     $   (.48)        $    (1.33)

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

   SFX's operations and revenues have been largely seasonal in nature, with generally higher revenues generated in the second and third quarters. SFX's outdoor venues are primarily used in the summer months and do not generate substantial revenue in the late fall, winter and early spring. SFX's entertainment marketing and consulting in connection with musical concerts also predominantly generate revenues in the second and third quarters. Therefore, the seasonality of SFX's business causes, and will continue to cause, a significant variation in SFX's quarterly operating results. However, this variation may be somewhat offset with non-summer seasonal businesses such as motor sports, which is winter-seasonal, and touring Broadway shows, which typically tour between September and May. In addition, the acquisition of Marquee and Integrated Sports International in the first quarter of 1999 and FAME in the second quarter of 1998 are expected to lessen the seasonal variations, since these sports segment businesses generally earn revenue ratably over the year.

                           SFX ENTERTAINMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   The Company evaluates performance based on several factors, of which the primary financial measure is EBITDA since this measure approximates the cash flow generated by each segment. EBITDA is defined as earnings before interest, taxes, other income and depreciation and amortization. The Company also excludes non-cash charges from EBITDA. The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in SFX's 1998 Annual Report on Form 10-K.

                                                  THREE MONTHS ENDED JUNE 30, 1999 (IN THOUSANDS)
                                  -------------------------------------------------------------------------------
                                                                             FAMILY
                                                                          ENTERTAINMENT
                                      MUSIC      THEATRICAL    SPORTS       AND OTHER     CORPORATE      TOTAL
                                  ------------ ------------  ---------- ---------------  ----------- -----------
Total revenue....................  $  243,457     $ 60,593    $ 26,809      $ 76,826       $    --    $  407,685
                                  ============ ============  ========== ===============  =========== ===========
EBITDA...........................  $   37,933     $  4,611    $  4,611      $  8,547       $(5,531)   $   50,171
Depreciation and amortization  ..      20,021        1,606       5,970         4,873           458        32,928
Non-cash charges.................          --           --          --            --         1,164         1,164
                                  ------------ ------------  ---------- ---------------  ----------- -----------
Income (loss) from operations  ..  $   17,912     $  3,005    $ (1,359)     $  3,674       $ (7,153)  $   16,079
                                  ============ ============  ========== ===============  =========== ===========
Total assets as of June 30,
 1999............................  $1,131,446     $210,651    $372,257      $176,081       $65,164    $1,955,599
                                  ============ ============  ========== ===============  =========== ===========

                                                THREE MONTHS ENDED JUNE 30, 1998 (IN THOUSANDS)
                                 -----------------------------------------------------------------------------
                                                                          FAMILY
                                                                       ENTERTAINMENT
                                    MUSIC     THEATRICAL    SPORTS       AND OTHER     CORPORATE      TOTAL
                                 ---------- ------------  ---------- ---------------  ----------- -----------
Total revenue...................  $151,281     $ 49,361    $  6,069      $ 26,017       $     --   $  232,728
                                 ========== ============  ========== ===============  =========== ===========

EBITDA..........................  $ 11,176     $  5,195    $   (211)     $  5,083       $ (3,036)  $   18,207
Depreciation and amortization  .     8,116          918         830         2,190          2,692       14,746
Non-cash charges ...............        --           --          --            --         32,052       32,052
                                 ---------- ------------  ---------- ---------------  ----------- -----------
Income (loss) from operations  .  $  3,060     $  4,277    $ (1,041)     $  2,893       $(37,780)  $  (28,591)
                                 ========== ============  ========== ===============  =========== ===========
Total assets as of December 31,
 1998...........................  $734,043     $223,672    $188,390      $171,246       $ 66,102   $1,383,452
                                 ========== ============  ========== ===============  =========== ===========

                                               SIX MONTHS ENDED JUNE 30, 1999 (IN THOUSANDS)
                                ---------------------------------------------------------------------------
                                                                        FAMILY
                                                                     ENTERTAINMENT
                                   MUSIC     THEATRICAL    SPORTS      AND OTHER     CORPORATE     TOTAL
                                ---------- ------------  --------- ---------------  ----------- ----------
Total revenue..................  $353,270     $140,976    $82,697      $106,863       $     --    $683,806
                                ========== ============  ========= ===============  =========== ==========
EBITDA.........................  $ 39,769     $ 12,193    $18,841      $ 11,929       $ (9,772)   $ 72,960
Depreciation and amortization      35,307        4,078      9,016         9,510          1,245      59,156
Non-cash charges...............        --           --         --            --          2,147       2,147
                                ---------- ------------  --------- ---------------  ----------- ----------
Income (loss) from operations    $  4,462     $  8,115    $ 9,825      $  2,419       $(13,164)   $ 11,657
                                ========== ============  ========= ===============  =========== ==========

                                               SIX MONTHS ENDED JUNE 30, 1998 (IN THOUSANDS)
                                ---------------------------------------------------------------------------
                                                                        FAMILY
                                                                     ENTERTAINMENT
                                   MUSIC     THEATRICAL    SPORTS      AND OTHER     CORPORATE     TOTAL
                                ---------- ------------  --------- ---------------  ----------- ----------
Total revenue..................  $177,724     $68,463     $11,865       $36,115       $     --    $294,167
                                ========== ============  ========= ===============  =========== ==========
EBITDA.........................  $  9,291     $ 7,821     $   792       $ 6,603       $ (4,350)   $ 20,157
Depreciation and amortization      10,743       1,484       1,019         2,342          3,586      19,174
Non-cash charges ..............        --          --          --            --         32,052      32,052
                                ---------- ------------  --------- ---------------  ----------- ----------
Income (loss) from operations    $ (1,452)    $ 6,337     $  (227)      $ 4,261       $(39,988)   $(31,069)
                                ========== ============  ========= ===============  =========== ==========

                           SFX ENTERTAINMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Certain items in the three months ended March 31, 1999 and 1998 have been reclassified to conform to the three months ended June 30, 1999 presentation. In addition, certain reclassifications have been made to the total assets as of December 31, 1998 to conform to the presentation of total assets as of June 30, 1999.

4. DILUTIVE EARNINGS PER SHARE

   Outstanding stock options at June 30, 1999 and 1998 had no dilutive effect on basic earnings per share during the three and six months ended June 30, 1999 and 1998 due to the Company's net loss position.

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

   Full financial statements of the Guarantors, Non-Guarantor Subsidiaries or the Non-Wholly Owned Guarantor Subsidiary have not been included because, pursuant to their respective guarantees, the Guarantors are jointly and severally liable with respect to the Senior Subordinated Notes and management believes that the Non-Guarantor Subsidiaries and Non-Wholly Owned Guarantor Subsidiary are not material to the Company on a consolidated basis. Accordingly, the Company does not believe that the information contained in separate full financial statements of the Guarantors, Non-Guarantor Subsidiaries or the Non-Wholly Owned Guarantor Subsidiary would be material to investors. The following are summarized unaudited statements setting forth certain financial information concerning the Guarantors, the Non-Guarantor Subsidiaries and the Non-Wholly Owned Guarantor Subsidiary as of and for the six months ended June 30, 1999 (in thousands).

                                        SFX                                     NON-WHOLLY                       SFX
                                  ENTERTAINMENT,                    NON-          OWNED                     ENTERTAINMENT,
                                       INC.                       GUARANTOR     GUARANTOR                        INC.
                                     (PARENT)      GUARANTORS   SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS    CONSOLIDATED
                                  -------------- ------------  -------------- ------------  -------------- --------------
Current assets...................   $   14,319     $  231,074      $17,888       $ 5,277      $        --     $  268,558
Property and equipment, net .....       13,524        328,419       10,384            70               --        352,397
Goodwill and other intangible
 assets, net.....................       23,725      1,162,775       25,138         9,856               --      1,221,494
Investment in subsidiaries and
 equity investees................    1,515,494         73,956           --            --       (1,515,494)        73,956
Other non-current assets.........        5,427         31,642        2,125            --               --         39,194
                                  -------------- ------------  -------------- ------------  -------------- --------------
 Total assets....................   $1,572,489     $1,827,866      $55,535       $15,203      $(1,515,494)    $1,955,599
                                  ============== ============  ============== ============  ============== ==============
Current liabilities..............   $   48,103     $  266,591      $11,475       $ 2,350      $    (4,179)    $  324,340
Long-term debt, less current
 portion.........................      784,734         24,662        7,574            --           (7,574)       809,396
Other non-current liabilities ...       50,806         15,091           --            --               --         65,897
Minority interest................           --          5,589           --         2,223               --          7,812
Temporary equity.................       16,500          3,420           --            --               --         19,920
Shareholders' equity.............      672,346      1,512,513       36,486        10,630       (1,503,741)       728,234
                                  -------------- ------------  -------------- ------------  -------------- --------------
 Total liabilities and
  shareholders' equity ..........   $1,572,489     $1,827,866      $55,535       $15,203      $(1,515,494)    $1,955,599

                           SFX ENTERTAINMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                        SFX                                     NON-WHOLLY                       SFX
                                  ENTERTAINMENT,                    NON-          OWNED                     ENTERTAINMENT,
                                       INC.                       GUARANTOR     GUARANTOR                        INC.
                                     (PARENT)      GUARANTORS   SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS    CONSOLIDATED
                                  -------------- ------------  -------------- ------------  -------------- --------------
Revenue..........................    $      --      $665,436       $7,882        $10,488         $  --        $ 683,806
Operating expenses ..............       10,067       645,225        7,077          9,780            --          672,149
Interest expense, net ...........       37,417          (725)         994             --          (465)          37,221
Minority interest ...............           --           501           --             (7)           --              494
Provision for income taxes  .....         (760)        2,379           --             --            --            1,619
                                  -------------- ------------  -------------- ------------  -------------- --------------
 Net (loss) income...............    $ (46,724)     $ 18,056       $ (189)       $   715         $ 465        $ (27,677)
                                  ============== ============  ============== ============  ============== ==============
Cash flows (used in) provided by
 operating activities ...........    $ (39,045)     $129,780       $1,105        $ 2,514         $  --        $  94,354
Cash flows used in investing
 activities .....................     (260,409)      (74,227)        (810)           (75)           --         (335,521)
Cash flows provided by (used in)
 financing activities ...........      306,203       (13,423)        (281)            --            --          292,499
Cash at the beginning of the
 period .........................        3,685        44,132          111             93            --           48,021
Cash at the end of the period  ..       10,434        86,262          125          2,532            --           99,353

   The following are summarized unaudited statements setting forth certain financial information concerning the Guarantors, the Non-Guarantor Subsidiaries and the Non-Wholly Owned Guarantor Subsidiary for the three months ended June 30, 1999 (in thousands).

                                  SFX                                     NON-WHOLLY                       SFX
                            ENTERTAINMENT,                    NON-          OWNED                     ENTERTAINMENT,
                                 INC.                       GUARANTOR     GUARANTOR                        INC.
                               (PARENT)      GUARANTORS   SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS    CONSOLIDATED
                            -------------- ------------  -------------- ------------  -------------- --------------
Revenue....................    $     --       $399,553       $7,077         $8,132         $  --         $407,685
Operating expenses.........       5,635        378,851        3,524          7,120            --          391,606
Interest expense, net .....      19,408           (173)        (230)            --          (229)          19,006
Minority interest..........          --            354           --             56            --              410
Provision for income
 taxes.....................       5,681          1,034           --             --            --            6,715
                            -------------- ------------  -------------- ------------  -------------- --------------
 Net (loss) income.........    $(30,724)      $ 19,487       $3,783         $  956         $ 229         $(10,052)
                            ============== ============  ============== ============  ============== ==============

   The summarized consolidating balance sheet concerning the Guarantors, the Non-Guarantor Subsidiaries and the Non-Wholly Owned Guarantor Subsidiaries as of December 31, 1998 is included in the Company's 1998 Annual Report on Form 10-K.

                           SFX ENTERTAINMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   The following are summarized unaudited statements setting forth certain financial information concerning the Guarantors, the Non-Guarantor Subsidiaries and the Non-Wholly Owned Guarantor Subsidiary for the six months ended June 30, 1998 (in thousands).

                                        SFX                                     NON-WHOLLY                       SFX
                                  ENTERTAINMENT,                    NON-          OWNED                     ENTERTAINMENT,
                                       INC.                       GUARANTOR     GUARANTOR                        INC.
                                     (PARENT)      GUARANTORS   SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS    CONSOLIDATED
                                  -------------- ------------  -------------- ------------  -------------- --------------
Revenue..........................    $      --      $291,205       $2,962          $--           $  --        $ 294,167
Operating expenses ..............       40,302       281,874        3,060                           --          325,236
Interest expense, net ...........       15,308           387          299           --            (272)          15,722
Minority interest ...............           --           399           (1)                          --              398
Provision for income taxes  .....        1,350            --           --           --              --            1,350
                                  -------------- ------------  -------------- ------------  -------------- --------------
 Net (loss) income ..............    $ (56,960)     $  8,545       $ (396)         $--           $ 272        $ (48,539)
                                  ============== ============  ============== ============  ============== ==============
Cash flows (used in) provided by
 operating activities ...........    $ (74,347)     $141,056       $4,559          $--           $  --        $  71,268
Cash flows used in investing
 activities .....................     (515,893)      (35,671)        (285)          --              --         (551,849)
Cash flows provided by (used in)
 financing activities ...........      723,968        (4,834)         (94)          --              --          719,040
Cash at the beginning of the
 period .........................           --         2,915        3,064                           --            5,979
Cash at the end of the period  ..      133,728       103,466        7,244           --              --          244,438

   The following are summarized unaudited statements setting forth certain financial information concerning the Guarantors, the Non-Guarantor Subsidiaries and the Non-Wholly Owned Guarantor Subsidiary for the three months ended June 30, 1998 (in thousands).

                                  SFX                                     NON-WHOLLY                       SFX
                            ENTERTAINMENT,                    NON-          OWNED                     ENTERTAINMENT,
                                 INC.                       GUARANTOR     GUARANTOR                        INC.
                               (PARENT)      GUARANTORS   SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS    CONSOLIDATED
                            -------------- ------------  -------------- ------------  -------------- --------------
Revenue....................    $     --       $229,766       $2,962          $--           $  --         $232,728
Operating expenses.........      37,761        220,856        2,702           --              --          261,319
Interest expense, net .....       9,922            (74)         227           --            (204)           9,871
Minority interest..........          --            218           98                           --              316
Provision for income
 taxes.....................         850             --           --           --              --              850
                            -------------- ------------  -------------- ------------  -------------- --------------
 Net (loss) income.........    $(48,533)      $  8,766       $  (65)         $--           $ 204         $(39,628)
                            ============== ============  ============== ============  ============== ==============

6. STOCK OPTIONS

   Following a recommendation of SFX's compensation committee in the fourth quarter of 1998, SFX adopted a new incentive stock option plan covering options to acquire up to 4.5 million shares of Class A Common Stock and approved the grant of options thereunder to acquire approximately 3.45 million shares of Class A Common Stock at the then fair market value on the date of approval.

7. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

   While the Company is involved in several lawsuits and claims arising in the ordinary course of business, the Company is not currently a party to any legal proceeding that management believes would have a material adverse effect on its business, financial position or results of operations.

                           SFX ENTERTAINMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. SUBSEQUENT EVENTS

PENDING ACQUISITIONS

 Apollo

   On August 2, 1999, SFX entered into an agreement to acquire Apollo Leisure Group plc, the largest live theater operator as well as one of the largest providers of entertainment and leisure management services in the U.K. The total purchase price for the acquisition is approximately $254 million (based on the exchange rate as of July 30, 1999) including 979,667 shares of Class A common stock with a value of approximately $45 million (based on an assumed market price of $46 per share). The total purchase price is subject to certain adjustments. Apollo operates, among other venues, three arenas, and a network of 13 theaters. In connection with the Apollo acquisition, SFX also expects to acquire 100% of Barry Clayman Concerts, which is a leading promoter of concert and other live entertainment events in the U.K. SFX expects to close the Apollo acquisition in the third quarter of 1999.

   The non-stock portion of the purchase price will be funded by loan notes.

   Under the terms of the loan notes, any one or more of the selling stockholders may require payment of all or a portion of the principal amount of the loan notes (together with interest accrued thereon to the date of payment) at any time commencing nine months after the closing of the acquisition until the maturity date of the loan notes. The loan notes will bear interest at a rate of 90% of LIBOR per annum and mature on [the sixth anniversary of the closing of the Apollo acquisition. SFX's obligations under the loan notes will be unconditionally guaranteed by certain financial institutions. In the event that any selling stockholder exercises its right to require repayment of the loan notes, such repayment is expected to be made with funds drawn under SFX's New Senior Credit Facility.

 Livent

   On May 28, 1999, the Company entered into an agreement to purchase certain assets of Livent Inc. and its affiliates, including three theaters and intellectual property rights to several current and future Broadway productions, including Ragtime, Fosse, Phantom of the Opera and Seussical. The purchase price for this acquisition is approximately $114.2 million (including a $5.0 million contingent payment), subject to closing and post-closing adjustments. This transaction has been approved by the bankruptcy courts in the U.S. and Canada having jurisdiction over Livent's assets and is expected to close in the third quarter of 1999.

PROPOSED NEW SENIOR CREDIT FACILITY

   In July 1999, SFX received a commitment from its lenders for a new seven-year $1.1 billion senior credit facility which would replace the existing $350 million Senior Credit Facility and modify certain covenants. Although no assurances can be given, SFX expects to complete the transaction in the third quarter of of 1999. At the time of completion, the Company expects to record an extraordinary charge of $4.3 million in the third quarter of 1999 related to the write-off of unamortized costs of the Existing Senior Credit Facility.

CONSENT SOLICITATION

   In July 1999, SFX completed a consent solicitation with respect to its outstanding 9 1/8% Senior Subordinated Notes, whereby it obtained approval from the holders to modifications of certain covenants in the indentures governing the notes. The modifications, among other things, provide the Company with greater flexibility to pursue its operating strategy, including foreign acquisitions. Fees associated with the transaction of approximately $13.7 million will be recorded as deferred financing costs on SFX's balance sheet in the third quarter of 1999.

REGISTRATION STATEMENT

   On August 3, 1999, SFX filed a registration statement on Form S-3 to register an approximate 8.6 million shares of Class A Common Stock. No assurances can be given regarding the timing or completion of the proposed equity offering.

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

GENERAL

   SFX operates primarily in four major business segments within the live entertainment industry:

     o the music segment, which includes booking and promoting music events and tours, producing music events and tours, owning and operating concert and other music-related entertainment venues;

     o the theater segment, which includes the production and promotion of theatrical events, particularly touring Broadway shows and owning and operating theaters;

     o the sports segment, which includes talent representation and marketing of professional athletes and broadcasters and the production and promotion of motor sports events; and

     o the family entertainment & other segment, which includes the production and promotion of family-orientated events, marketing and consulting services, publishing of music related trade magazines and the production and distribution of network radio special events and concert programming.

   SFX sells corporate sponsorships and advertising in each of its segments.

  Music

   SFX's concert promotion and venue operation business consists primarily of the promotion of concerts and operation of venues primarily for use in the presentation of musical events. SFX's primary source of revenues from its concert promotion activities is ticket sales at events promoted by SFX. As a venue operator, SFX's primary sources of revenue are sponsorships, concessions, parking and other ancillary services, derived principally from events promoted by SFX.

   Revenue from ticket sales is affected primarily by the number of events SFX promotes, the average ticket price and the number of tickets sold. The average ticket price depends on the popularity of the artist whom SFX is promoting, the size and type of venue and the general economic conditions and consumer tastes in the market where the event is being held. Revenue and margins are also affected significantly by the type of contract entered into with the artist or the artist's representative. Generally, the promoter or producer will agree to pay the artist the greater of a minimum guarantee or a profit sharing payment based on ticket revenue, less certain show expenses. The promoter or producer assumes the financial risk of ticket sales and is responsible for local production and advertising of the event. However, in certain instances, the promoter or producer agrees to accept a fixed fee from the artist for its services, and the artist assumes all financial risk. When the promoter or producer assumes the financial risk, all revenue and expenses associated with the event are recorded. When the artist assumes the risk, only the fee is recorded. As a result, operating margins would be significantly greater for fee-based events as opposed to events for which SFX assumes the risk of ticket sales, although profits per event would tend to be lower.

   SFX's most significant operating expenses are talent fees, production costs, venue operating expenses, including rent, advertising costs and insurance expense. The booking of talent in the concert promotion business generally involves contracts for limited engagements, often involving a small number of performances. As a producer, SFX is generally responsible for the booking of talent for a larger number of events, often an artist's entire tour. Talent fees depend primarily on the popularity of the artist, the ticket price that the artist can command at a particular venue and the expected level of ticket sales. Production costs and venue operating expenses have substantial fixed cost components and lesser variable costs primarily related to expected attendance.

  Theater

   SFX's theatrical operations are directed mainly towards the production and promotion of touring Broadway shows, which generate revenues primarily from ticket sales and sponsorships. Touring Broadway shows are typically revivals of previous commercial successes or reproductions of established theatrical shows currently playing on Broadway in New York City. SFX may also participate in ancillary revenues, such as concessions and merchandise sales, depending on its agreement with a particular local promoter/venue operator. Revenue from ticket sales is primarily affected by the popularity of the production and the general economic conditions and consumer tastes in the particular market and venue where the production is presented. To reduce its dependency on the success of any single touring production, SFX sells advance annual subscriptions that provide the purchaser with tickets for all of the shows that SFX intends to promote in the particular market during the touring season. Historically, approximately 28% of ticket sales for touring Broadway shows presented by SFX were sold through advance annual subscriptions. Subscription related revenues received before the event date and other advance ticket sales are initially recorded on the balance sheet as deferred revenue; after the event occurs, they are recorded on the statement of operations as gross revenue. Expenses are capitalized on the balance sheet as prepaid event expenses until the event occurs. Production expenses are capitalized on the balance sheet as prepaid event expenses until the tour begins, at which time all costs are amortized over the expected life of the tour, which is generally less than one year. Subscriptions for touring Broadway shows typically cover approximately two-thirds of SFX's break-even cost point for those shows.

   Principal operating expenses related to touring shows include talent, rent, advertising and royalties. Talent costs are generally fixed once a production is cast. Rent and advertising expense may be either fixed or variable based on the arrangement with the particular local promoter/venue operator. Royalties are generally paid as a percentage of gross ticket sales.

   SFX also makes less than 50% equity investments in original Broadway productions, principally as a means to obtain the touring rights for such shows. These investments are generally accounted for using either the equity method or the cost method of accounting, based on the percentage of ownership. SFX monitors the recoverability of these investments on a regular basis, and SFX may be required to take write-downs if the original production closes sooner than expected or if SFX otherwise determines that the production will not recoup the investment. The timing of any write-downs could adversely affect operating results in a particular quarter.

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

   The owners of the teams in the NBA had locked out their players from participation in league activities causing cancellation of some of the games for the 1998-99 basketball season. The suspension of the NBA season ended on January 6, 1999, and the NBA season began February 5, 1999 with a reduced game schedule. The cancellation of over 30 games per team for the current NBA season had a negative impact on the Sports segment's revenues and EBITDA in the first quarter of 1999.

   SFX's motor sports activities consist principally of the production and promotion of specialized motor sports, which generate revenues primarily from ticket sales and sponsorships, as well as merchandising and video rights associated with producing motor sports events. Ticket prices for these events are generally lower than for theatrical or music concert events, generally ranging from $5 to $30. Revenue from these sources is primarily affected by the type of event and the general economic conditions and consumer tastes in the particular markets and venues where the events are presented. Event-related revenues received before the event date are initially recorded on the balance sheet as deferred revenue. After the event occurs, they are recorded on the statement of operations as gross revenue.

   Operating expenses associated with motor sports activities include talent, rent, track preparation costs, security and advertising. These operating expenses are generally fixed costs that vary based on the type of event and venue where the event is held. Expenses are deferred on the balance sheet as prepaid event expenses until the event occurs.

  Family Entertainment & Other

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

1998 ACQUISITIONS

   During 1998, SFX completed the following acquisitions (financial data and number of shares, adjusted for the July 1999 3-for-2 stock split, in thousands):

                                     CASH
                                 CONSIDERATION   VALUE OF     NUMBER
                       DATE       AND ASSUMED      STOCK     OF SHARES               BUSINESS
COMPANY              ACQUIRED        DEBT         ISSUED      ISSUED                 SEGMENT
- ------------------  ---------- ---------------  ---------- -----------  ---------------------------------
Bill Graham           2/24/98      $ 72,827      $  7,500        845    Music and Family  Entertainment &
 Presents                                                               Other
PACE and Pavilion     2/25/98       220,683        20,000      2,250    Music, Theatrical and Sports
Contemporary          2/27/98        82,702        16,834      1,895    Music and Family  Entertainment &
                                                                        Other
Network               2/27/98        56,784        10,000      1,125    Other
Concert/Southern       3/4/98        16,908            --         --    Music
FAME                   6/4/98        82,241        35,960      1,500    Sports
Don Law                7/2/98        92,195            --         --    Music
Magicworks            9/11/98       115,740            --         --    Theatrical and Family
                                                                         Entertainment & Other
Other acquisitions    Various       166,961        11,000        563    Music, Theatrical, Sports, Family
                                                                         Entertainment & Other
                               ---------------  ---------- -----------
Total                              $907,041      $101,294      8,178
                               ===============  ========== ===========

   The above table is a summary of the 1998 Acquisitions. The funds required to finance the 1998 Acquisitions were obtained from SFX's $350.0 million note offering in February 1998, SFX's existing senior credit facility (the "Existing Senior Credit Facility") and the SFX 1998 equity offering (the "1998 Equity Offering."). A detailed description of the 1998 Acquisitions is also included in SFX's 1998 Annual Report on Form 10-K.

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

1999 ACQUISITIONS

                                     CASH
                                 CONSIDERATION   VALUE OF     NUMBER
                       DATE       AND ASSUMED      STOCK     OF SHARES           BUSINESS
COMPANY              ACQUIRED        DEBT         ISSUED      ISSUED             SEGMENT
- ------------------  ---------- ---------------  ---------- -----------  -------------------------
Cellar Door           2/19/99      $ 76,788      $ 20,000        519    Music
Marquee               3/16/99        33,546        81,669      2,103    Sports
NEDCO                 3/16/99        95,625            --         --    Music
Other Acquisitions    various       100,563         5,233        143    Music, Theatrical, Sports
                                                                         & Family Entertainment
                               ---------------  ---------- -----------
                                   $306,522      $106,902      2,765
                               ===============  ========== ===========


   The above table is a summary of the 1999 Acquisitions. The following is a detailed description of the acquisitions.

  Cellar Door

   On February 19, 1999, SFX purchased all of the issued and outstanding capital stock of the Cellar Door group of companies for a purchase price of $70.0 million in cash, 519,357 shares of Class A Common Stock with an issue date value of $20.0 million, and $8.5 million payable in five equal annual installments beginning on the first anniversary of the closing date. In addition, SFX has agreed to issue to the seller options to purchase 150,000 shares of Class A Common Stock in equal installments over the five-year period following the closing date. SFX financed this acquisition with the proceeds of the 1999 Equity Offering.

  Nederlander

   On March 16, 1999, SFX acquired certain interests in seven venues and other assets of Nederlander for an aggregate purchase price of approximately $95.6 million in cash. The agreement relating to the former Nederlander venues in Cincinnati requires SFX to make a payment to the sellers in 2000 of up to $3.2 million depending on the level of earnings generated by the operations of the Crown Arena. If SFX sells or transfers any of the interests in Crown Arena within ten years of the closing, SFX will be obligated to pay a portion of the consideration it receives to the sellers of Nederlander. The agreement relating to the Mesa del Sol Centre for the Performing Arts provides for additional payments based on the financial performance of this venue. SFX financed this acquisition with the proceeds of the 1999 Equity Offering and borrowings under the Existing Senior Credit Facility.

  Marquee

   On March 16, 1999, a wholly owned subsidiary of SFX was merged with and into The Marquee Group, Inc. and Marquee became a wholly owned subsidiary of SFX. In connection with the merger, SFX issued approximately 2.1 million shares of SFX Class A Common Stock with a value of approximately $81.7 million on the date of the merger and repaid $33.5 million of Marquee's debt. SFX financed the cash portion of this acquisition with borrowings under the Existing Senior Credit Facility.

  Other Acquisitions

   During the first quarter of 1999, SFX also completed the acquisitions of:
The Entertainment Group, Inc., a concert and theatrical producer and promoter with operations in Chicago and Mexico City; Integrated Sports International, Inc., a full-service sports marketing company; and a company involved in business management and tour production in music and the performing arts. In addition, SFX entered into a long-term marketing and consulting agreement with respect to the Rosemont Horizon and Rosemont Theater in the Chicago Area and purchased a theater in Denver, Colorado. The total consideration for these acquisitions and the long-term marketing and consulting agreement consisted of $68.6 million in cash and 142,766 shares of Class A Common Stock. SFX financed these acquisitions with the proceeds from its 1999 Equity Offering. In addition, SFX may be required to make additional payments of up to $13.0 million in cash and 75,000 shares of Class A Common Stock based on the financial performance of certain of these acquired companies.

   During the second quarter of 1999, SFX also completed the acquisitions of a fifty percent interest in A.H. Enterprises, a leading promoter of urban music, and Hendricks Management Company, Inc., which represents and provides financial consulting services to team sports athletes, primarily in professional baseball. The total consideration for these acquisitions was approximately $23.2 million in cash and $4.1 million in deferred purchase consideration. SFX financed these acquisitions with borrowings under the Existing Senior Credit Facility and cash on hand. In addition, SFX may be required to make additional payments, in shares of SFX Class A Common Stock, based on the cumulative financial performance of Hendricks Management Company, Inc. through December 31, 2002. In addition, SFX invested $8.7 million in certain entertainment-related Internet companies.


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

  Pending Acquisitions

  Apollo

   On August 2, 1999, SFX entered into an agreement to acquire Apollo Leisure Group plc, the largest live theater operator as well as one of the largest providers of entertainment and leisure management services in the U.K. The total purchase price for the acquisition is approximately $254 million (based on the exchange rate as of July 30, 1999) including 979,667 shares of Class A common stock with a value of approximately $45 million (based on an assumed market price of $46 per share). The total purchase price is subject to certain adjustments. Apollo operates, among other venues, three arenas, and a network of 13 theaters. In connection with the Apollo acquisition, SFX also expects to acquire 100% of Barry Clayman Concerts, which is a leading promoter of concert and other live entertainment events in the U.K. SFX expects to close the Apollo acquisition in the third quarter of 1999.

   The non-stock portion of the purchase price will be funded by loan notes. Under the terms of the loan notes, any one or more of the selling stockholders may require payment of all or a portion of the principal amount of the loan notes (together with interest accrued thereon to the date of payment) at any time commencing nine months after the closing of the acquisition until the maturity date of the loan notes. The loan notes will bear interest at a rate of 90% of LIBOR per annum and mature on the sixth anniversary of the closing of the Apollo acquisition. SFX's obligations under the loan notes will be unconditionally guaranteed by certain financial institutions. In the event that any selling stockholder exercises its right to require repayment of the loan notes, such repayment is expected to be made with funds drawn under SFX's New Senior Credit Facility.

  Livent

   On May 28, 1999, the Company entered into an agreement to purchase certain assets of Livent Inc. and its affiliates, including three theaters and intellectual property rights to several current and future Broadway productions, including Ragtime, Fosse, Phantom of the Opera and Seussical. The purchase price for this acquisition is approximately $114.2 million (including a $5.0 million contingent payment), subject to closing and post-closing adjustments. This transaction has been approved by the bankruptcy courts in the U.S. and Canada having jurisdiction over Livent's assets and is expected to close in the third quarter of 1999.

   SFX is also currently pursuing certain additional acquisitions in the United States and Europe; however, it has not entered into any definitive agreements with respect to such acquisitions, and there can be no assurance that it will do so.

1999 FINANCINGS

  1999 Equity Offering

   In February, 1999, SFX consummated an offering of 4,949,000 shares of Class A Common Stock (7,423,500 shares on a post-split basis) at an offering price of $55.50 per share, or $37.00 on a post-split basis (the "1999 Equity Offering"). SFX received net proceeds of approximately $260.7 million from the offering. SFX used the proceeds to finance certain of the 1999 Acquisitions and to repay indebtedness under the revolving portion of the Existing Senior Credit Facility.

  Consent Solicitation

   In July 1999, SFX completed a consent solicitation with respect to its outstanding 9 1/8% senior subordinated notes whereby it obtained approval from the holders to modifications of certain covenants in the indentures governing the notes. The modifications, among other things, provide SFX with greater flexibility to pursue its operating strategy, including foreign acquisitions. Fees associated with the transaction of approximately $13.7 million will be recorded as deferred financing costs on SFX's balance sheet in the third quarter of 1999.

  Proposed New Senior Credit Facility

   In July 1999, SFX received a commitment for the New Senior Credit Facility, which is expected to be comprised of a $250.0 million multi-draw, multi-currency term loan maturing on December 31, 2005 (the "Term A Loan"), a $600.0 million single-draw, U.S. dollar term loan maturing on June 30, 2006 (the "Term B Loan") and a $250.0 million reducing revolver (having a letter of credit sub-limit of $75.0 million) maturing on December 31, 2005. No assurances can be given that the New Senior Credit Facility will be consummated on the terms described herein or at all. Upon consummation of the Proposed New Senior Credit Facility SFX expects to record an extraordinary charge of $2.7 million (net of tax of $1.7 million) in the third quarter of 1999 related to the unamortized costs associated with the Existing Senior Credit Facility.

RESULTS OF OPERATIONS

   The operating performances of entertainment companies, such as SFX, are measured, in part, by their ability to generate EBITDA. Further, SFX uses EBITDA, excluding non-cash compensation, as the primary indicator of its operating performance and as a measure of liquidity. "EBITDA" is defined as earnings before interest, taxes, minority interest and depreciation and amortization. Although EBITDA is not a measure of performance calculated in accordance with GAAP, SFX believes that the entertainment industry accepts EBITDA as a generally recognized measure of performance and analysts who report publicly on the performance of entertainment companies use EBITDA. Nevertheless, you should not consider this measure in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. EBITDA, as SFX calculates it, may not be comparable to calculations of similarly titled measures presented by other companies.

   SFX's operations and revenues have been largely seasonal in nature, with generally higher revenues generated in the second and third quarters. For example, on a pro forma basis for the 1998 and 1999 Acquisitions, SFX generated approximately 60% of its revenues in the second and third quarters for the year ended December 31, 1998. SFX's outdoor venues are primarily used in the summer months and do not generate substantial revenue in the late fall, winter and early spring. Similarly, the musical concerts that SFX promotes largely occur in the second and third quarters. SFX's entertainment marketing and consulting in connection with musical concerts also predominately generate revenues in the second and third quarters.

   Therefore, the seasonality of SFX's business causes--and will probably continue to cause--a significant variation in SFX's quarterly operating results. These variations in demand could have a material adverse effect on the timing of SFX's cash flows and, therefore, on its ability to service its obligations with respect to its indebtedness. However, SFX believes that this variation may be somewhat offset with the acquisition of typically non-summer seasonal businesses in several of the 1998 and 1999 Acquisitions, such as motor sports, which is winter-seasonal, and touring Broadway shows, which typically tour between September and May.

HISTORICAL RESULTS

  Three months ended June 30, 1999 as compared to the three months ended June 30, 1998

   During 1998 and the first six months of 1999, SFX made significant acquisitions. These acquisitions significantly increased the concert promotion and venues operation business and expanded SFX's business to include the theatrical, sports and family entertainment & other segments. The 1998 and 1999 Acquisitions were the primary reason for each of the segment's 1999 increases in revenue, EBITDA and operating income, before corporate charges as compared to the same period in 1998. The following table summarizes each segment's operating performance for the three months ended June 30, 1999 and 1998 (in thousands):


                                      REVENUE                EBITDA        OPERATING (LOSS) INCOME
                              ----------------------- -------------------- -----------------------
                                 1999        1998        1999      1998       1999        1998
                              ---------- -----------  --------- ---------  ---------- -----------
Segments:
 Music ......................  $243,457    $151,281    $37,933    $11,176    $17,912    $  3,060
 Theatrical .................    60,593      49,361      4,611      5,195      3,005       4,277
 Sports .....................    26,809       6,069      4,611       (211)    (1,359)     (1,040)
 Family entertainment &
  other......................    76,826      26,017      8,547      5,083      3,674       2,893
                              ---------- -----------  --------- ---------  ---------- -----------
Segment performance .........  $407,685    $232,728    $55,702    $21,243    $23,232    $  9,189
 Corporate expenses and
  non-cash compensation  ....        --          --     (5,531)    (3,036)    (7,153)    (37,780)
                              ---------- -----------  --------- ---------  ---------- -----------
Total .......................  $407,685    $232,728    $50,171    $18,207    $16,079    $ (28,591)
                              ========== ===========  ========= =========  ========== ===========

   SFX's total revenue increased by $175.0 million to $407.7 million for the three months ended June 30, 1999, compared to $232.7 million for the three months ended June 30, 1998, primarily as a result of $119.8 million attributable to the 1998 Acquisitions acquired subsequent to June 30, 1998 and the 1999 Acquisitions. The acquisitions of Cellar Door, Don Law and Nederlander were the primary contributors to the $44.3 million increase in revenue relating to acqusitions in the music segment. The acquisitions of Magicworks and EMI contributed to the $44.6 million increase in revenue relating to acquisitions in the family entertainment & other segment.

   In addition, revenue increased $55.2 million at businesses owned during both periods. The music segment, which contributed $48.1 million of this increase in revenue, benefited from increased tour production and concert activity. Incremental sponsorship agreements and the impact of new supplier contracts also contributed to the increased revenue.

   Cost of revenue increased by $115.2 million to $298.0 million for the three months ended June 30, 1999, compared to $182.8 million for the three months ended June 30, 1998, primarily as a result of $87.2 million attributable to the 1998 and 1999 Acquisitions and $28.0 million related to the increase in tour production and concert activity in the music segment.

   Selling, general and administrative expenses increased by $25.3 million to $54.0 million for the three months ended June 30, 1999 as compared to $28.7 million for the three months ended June 30, 1998, primarily as a result of $16.6 million attributable to the 1998 and 1999 Acquisitions and $8.7 million related to the growth of the Company's touring operations in the music segment and costs associated with the growth of the Company's overall operations.

   Corporate expenses were $5.5 million for the three months ended June 30, 1999 compared to $3.0 million for the three months ended June 30, 1998. The increase in corporate expenses reflects the additional administrative overhead needed to support the growth of SFX's operations and the costs incurred to begin trading on the New York Stock Exchange.

   Depreciation and amortization expense increased to $32.9 million for the three months ended June 30, 1999, compared to $14.8 million for the three months ended June 30, 1998, primarily as a result of the increase in the amortization of goodwill related to the 1998 and 1999 Acquisitions. In addition, SFX recorded $998,000 of start-up costs related to the opening of a family entertainment project and $596,000 of costs to integrate the acquired businesses during the three months ended June 30, 1999. SFX recorded the fixed assets and identifiable intangible assets of its 1998 and 1999 Acquisitions at fair value and recorded goodwill equal to the excess of purchase price over the fair value of the net tangible assets, which are being amortized over periods ranging up to 15 years.

   Non-cash compensation of $1.2 million principally consisted of charges related to 517,500 options which vest over six years and have an exercise price of $3.67 per share.

   Non-cash charges recorded in the second quarter of 1998 of $32.1 million consisted of (a) $23.9 million of compensation related to sale of 975,000 shares of Class B Common Stock and 285,000 shares of Class A Common Stock at a purchase price of $1.33 per share to certain executive officers pursuant to employment agreements (b) $7.5 million associated issuance of 370,766 shares of Class A Common Stock to Mr. Sillerman in connection with the Meadows Repurchase and (c) $573,000 related to the issuance of stock options to certain executive officers pursuant to employment agreements exercisable for an aggregate of 378,750 shares of Class A Common Stock. These options vest over three years and have an exercise price of $3.67 per share. The Company is recording non-cash compensation charges of approximately $3.3 million annually over the three-year exercise period.

   The operating income was $16.1 million for the three months ended June 30, 1999, compared to an operating loss of $28.6 million for the three months ended June 31, 1998, due to the matters discussed above.

   Interest expense, net of investment income, was $19.0 million in the three months ended June 30, 1999, compared to $9.9 million for the three months ended June 30, 1998, primarily as a result of the additional debt incurred to consummate the 1998 and 1999 Acquisitions.

   Minority interest was $410,000 for the three months ended June 30, 1999, compared to $316,000 for the three months ended June 30, 1998, primarily relating to certain theatrical productions and a merchandising company which were acquired in 1998.

   The Company recorded a income tax provision of $6.7 million and $850,000 for the three months ended June 30, 1999 and 1998, respectively. The provision is for federal, state and local taxes. The provision is different from the statutory rate as a result of non-deductible goodwill amortization. The provision for income taxes in 1998 was primarily related to state and local taxes. No federal tax benefit was recorded in 1998 due to the uncertainty of realizing a tax benefit for SFX's losses.

   SFX's net loss decreased to $10.1 million for the three months ended June 30, 1999, as compared to net loss of $39.6 million for the three months ended June 30, 1998, due to the factors discussed above. SFX's net loss applicable to common shares decreased to $11.0 million for the three months ended June 30, 1999, as compared to $40.5 million for the three months ended June 30,1998 as a result of factors discussed above.

   EBITDA, excluding non-cash compensation of $1.2 million in 1999 and $32.1 million in 1998, was $50.2 million for the three months ended June 30, 1999 compared to $18.2 million for the three months ended June 30, 1998. The
EBITDA increase of $32.0 million was primarily the result of an $20.5 improvement in operating performance in businesses owned for both periods, partially offset by a $2.5 million increase in corporate expenses. The music segment, which contributed $18.2 million of this $20.5 million increase in EBITDA at businesses owned for both periods, benefited from increased tour production and concert activity. Incremental sponsorship agreements and new vendor contracts also contributed to the increase in EBITDA. In addition, the 1998 and 1999 Acquisitions contributed $14.0 million of the total $32.0 million increase in EBITDA, principally in the music and sports segments.

  Six months ended June 30, 1999, as compared to the six months ended June 30, 1998.

   During 1998 and the first six months of 1999, SFX made significant acquisitions in each of its business segments. These acquisitions significantly increased the concert promotion and venues operation business and expanded SFX's business to include the theatrical, sports and family entertainment & other segments. The 1998 and 1999 Acquisitions were the primary reason for each of the segment's 1999 increases in revenue, EBITDA and operating income, before corporate charges as compared to the same period in 1998. The following table summarizes each segment's operating performance for the six months ended June 30, 1999 and 1998 (in thousands):

                                  REVENUE                EBITDA        OPERATING (LOSS) INCOME
                          ----------------------- -------------------- -----------------------
                             1999        1998        1999      1998       1999        1998
                          ---------- -----------  --------- ---------  ---------- -----------
Segments:
 Music ..................  $353,270    $177,724    $39,769    $ 9,291   $  4,462    $  (1,452)
 Theatrical .............   140,976      68,463     12,193      7,821      8,115       6,337
 Sports .................    82,697      11,865     18,841        792      9,825        (227)
 Family entertainment
  and other .............   106,863      36,115     11,929      6,603      2,419       4,261
                          ---------- -----------  --------- ---------  ---------- -----------
Segment performance  ....  $683,806    $294,167    $82,732    $24,507   $ 24,821    $  8,919
 Corporate expenses and
  non-cash compensation          --          --     (9,772)    (4,350)   (13,164)    (39,988)
                          ---------- -----------  --------- ---------  ---------- -----------
Total ...................  $683,806    $294,167    $72,960    $20,157   $ 11,657    $(31,069)
                          ========== ===========  ========= =========  ========== ===========


   SFX's total revenue increased by $389.6 million to $683.8 million for the six months ended June 30, 1999, compared to $294.2 million for the six months ended June 30, 1998, primarily as a result of $294.9 million attributable to the 1998 Acquisitions acquired subsequent to June 30, 1998 and the 1999 Acquisitions. The acquisitions of Cellar Door, Don Law and Nederlander were the primary contributors to $108.4 million increase in revenue related to acquisitions in the music segment. The acquisitions of Magicworks and EMI were the primary contributors to the $69.6 million increase in revenue related to acquisitions in the family entertainment & other segment.

   In addition, revenue increased $94.7 million at businesses owned during both periods. The music segment, which contributed $67.2 million of this increase, benefited from increased tour production and concert activity. Incremental sponsorship agreements and the impact of new supplier contracts also contributed to the increased revenue.

   Cost of revenue increased by $277.5 million to $509.2 million for the six months ended June 30, 1999, compared to $231.7 million for the six months ended June 30, 1998, primarily as a result of $205.6 million attributable to the 1998 and 1999 Acquisitions and $71.9 million related to the increase in tour production and concert activity in the music segment.

   Selling, general and administrative expenses increased by $53.9 million to $91.9 million for the six months ended June 30, 1999 as compared to $38.0 million for the six months ended June 30, 1998, primarily as a result of $43.4 million attributable to the 1998 and 1999 Acquisitions and $10.5 million related to the growth of the Company's touring operations in the music segment and costs associated with the growth of the Company's overall operations.

   Corporate expenses were $9.8 million for the six months ended June 30, 1999 compared to $4.4 million for the six months ended June 30, 1998. The increase in corporate expenses reflects the additional administrative overhead needed to support the growth of SFX's operations and the costs incurred to begin trading on the New York Stock Exchange.

   Depreciation and amortization expense increased to $59.2 million for the six months ended June 30, 1999, compared to $19.2 million for the six months ended June 30, 1998, primarily as a result of the increase in the amortization of goodwill related to the 1998 and 1999 Acquisitions. In addition, SFX recorded $2.4 million of start-up costs related to the opening of a family entertainment project and $598,000 of costs to integrate the acquired businesses during the six months ended June 30, 1999. SFX recorded the fixed assets and identifiable net assets of its 1998 and 1999 Acquisitions at fair value and recorded goodwill equal to the excess of purchase price over the fair value of the net tangible assets, which are being amortized over periods ranging up to 15 years.

   Non-cash compensation of $2.1 million consisted of charges related to 517,500 options which vest over six years and have an exercise price of $3.67 per share and a deferred compensation plan for each non-employee director, adopted in January 1998, whereby each director was credited with the right to receive 8,183 shares of Class A Common Stock based upon a stock price of $3.67 per share.

   Non-cash charges recorded in the second quarter of 1998 of $32.1 million consisted of (a) $23.9 million of compensation related to sale of 975,000 shares of Class B Common Stock and 285,000 shares of Class A Common Stock at a purchase price of $1.33 per share to certain executive officers pursuant to employment agreements (b) $7.5 million associated issuance of 370,766 shares of Class A Common Stock to Mr. Sillerman in connection with the Meadows Repurchase and (c) $573,000 related to the issuance of stock options to certain executive officers pursuant to employment agreements exercisable for an aggregate of 378,750 shares of Class A Common Stock. These options vest over three years and have an exercise price of $3.67 per share. The Company is recording non-cash compensation charges of approximately $3.3 million annually over the three-year exercise period.

   Income from operations was $11.7 million for the six months ended June 30, 1999, compared to an operating loss of $31.1 million for the six months ended June 31, 1998, due to the matters discussed above.

   Interest expense, net of investment income, was $37.2 million in the six months ended June 30, 1999, compared to $15.7 million for the six months ended June 30, 1998, primarily as a result of the additional debt incurred to consummate the 1998 and 1999 Acquisitions.

   Minority interest was $494,000 for the six months ended June 30, 1999, compared to $398,000 for the six months ended June 30, 1998, primarily relating to certain theatrical productions and a merchandising company which were acquired in 1998.

   The Company recorded an income tax provision of $1.6 million and $1.4 million for the six months ended June 30, 1999 and 1998, respectively. The provision is for federal, state and local taxes. The provision is different from the statutory rate as a result of non-deductible goodwill amortization. The provision for income taxes in 1998 was primarily related to state and local taxes. No federal tax benefit was recorded in 1998 due to the uncertainty of realizing a tax benefit for SFX's losses.

   SFX's net loss decreased to $27.7 million for the six months ended June 30, 1999, as compared to net loss of $48.5 million for the six months ended June 30, 1998, due to the factors discussed above. SFX's net loss applicable to common shares decreased to $29.4 million for the six months ended June 30, 1999, as compared to $49.6 million for the six months ended June 30,1998 as a result of factors discussed above.

   EBITDA, excluding non-cash compensation of $2.1 million in 1999 and $32.1 million in 1998, was $73.0 million for the six months ended June 30, 1999 compared to $20.2 million for the six months ended June 30, 1998. This increase of $52.8 million was primarily the result of the acquisitions in each of the segments, which contributed $40.3 million in EBITDA growth. In addition, businesses owned for both periods contributed $17.9 million of incremental EBITDA, partially offset by a $5.4 million increase in corporate expenses. The increase in EBITDA for businesses owned for both periods resulted from an increase in the music segment, principally due to increased tour production and concert activity. In addition, incremental sponsorship agreements and new vendor contracts enhanced operating performance.

LIQUIDITY AND CAPITAL RESOURCES

   SFX's principal need for funds has been for acquisitions, interest expense, working capital needs, certain payments in connection with the Spin-Off and capital expenditures. SFX's principal sources of funds have been proceeds from two note offerings, proceeds from two equity offerings, borrowings under the Existing Senior Credit Facility and cash flows from operations.

  Historical Cash Flows

   Net cash provided by operations was $94.4 million for the six months ended June 30, 1999, as compared to $71.3 million for the six months ended June 30, 1998. The increase was primarily attributable to improved cash operating results and a substantial increase in deferred revenue, partially offset by other working capital changes.


   Net cash used in investing activities for the six months ended June 30, 1999 was $335.5 million as compared to $551.8 million for the six months ended June 30, 1998. The decrease in the use of funds was the result of less acquisition activity in the six months of 1999 as compared to the comparable period in 1998.

   Net cash provided by financing activities for the six months ended June 30, 1999, was $292.5 million as compared to $719.0 million for the six months ended June 30, 1998. During 1999, SFX completed the 1999 Equity Offering, yielding net proceeds of $260.7 million and had net borrowings of $38.0 million under the Existing Senior Credit Facility. The proceeds from the 1999 Equity Offering and borrowings under the Existing Senior Credit Facility were used to finance the 1999 Acquisitions. During the first six months of 1998, SFX completed a $350 million note offering, had borrowings of $150.0 million under the Existing Senior Credit Facility, completed the 1998 Equity Offering for $330.7 million of net proceeds and repaid other net debt of $5.3 million. In addition, SFX made Spin-Off related payments of $89.2 million and incurred debt issuance costs of $17.5 million.

  Pending Acquisitions

   In August 1999, SFX entered into an agreement to acquire Apollo Leisure Group plc for a total purchase price of approximately $254.0 million (based on the exchange rate as of July 30, 1999), including approximately 979,667 share of Class A common stock with a value of $45.0 million (based on an assumed market price of $46.00 per share).On May 28 1999, SFX also entered into an agreement to acquire certain assets of Livent, Inc. and its affiliates for an aggregate purchase price of approximately $114.2 million (including a contingent payment of $5.0 million). The purchase price for each of the pending Apollo and Livent acquisitions is subject to certain adjustments. SFX expects to fund these acquisitions with borrowings under the New Senior Credit Facility and/or the proceeds of a public equity offering. On August 2, 1999, SFX filed a registration statement covering the sale of 7,500,000 shares of Class A common stock (not including the underwriters' over-allotment option). No assurances can be given that the proposed equity offering or the pending acquisitions will be completed.

   Under the terms of the loan notes, any one or more of the selling stockholders may require payment of all or a portion of the principal amount of the loan notes (together with interest accrued thereon oto the date of payment) at any time commencing nine months after the closing of the acquisition until the maturity date of the loan notes. The loan notes will
bear interest at a rate of    % per annum and will be unconditionally
guaranteed by certain financial institutions. In the event that any selling stockholder exercises its right to require repayment of the loan notes, such repayment is expected to be made with funds drawn under the multi-currency term loan portion of the New Senior Credit Facility.

  The 1999 Equity Offering

   In February 1999, SFX consummated an offering of 4,949,000 shares of Class A common stock (7,423,500 shares on a post-split basis) at an offering price of $55.50 per share, or $37.00 on a post-split basis. SFX received net proceeds of approximately $263.7 million from the offering. SFX used the net proceeds to finance certain of the 1999 acquisitions and to repay indebtedness under the revolving portion of the Existing Senior Credit Facility.

  Proposed New Senior Credit Facility

   In June 1999, SFX received a commitment for the New Senior Credit Facility, which is expected to be comprised of a $250.0 million multi-draw, multi-currency term loan maturing on December 31, 2005, a $600.0 million single-draw, U.S. dollar term loan maturing on June 30, 2006 and a $250.0 million reducing revolver (having a letter of credit sub-limit of $75.0 million) maturing on December 31, 2005. SFX anticipates utilizing the proceeds from the New Senior Credit Facility to refinance all outstanding amounts under the Existing Senior Credit Facility. Accordingly, SFX expects to record an extraordinary charge of $2.7 million (net of tax of $1.7 million) in the third quarter of 1999 related to the unamortized costs associated with the Existing Senior Credit Facility.

  Consent Solicitation

   In July 1999, SFX completed a consent solicitation with respect to its outstanding 9 1/8% senior subordinated notes whereby it obtained approval from the holders to modifications of certain covenants in the indentures governing the notes. The modifications, among other things, provide SFX with more flexibility to make investments and acquisitions internationally and permit SFX's foreign subsidiaries to incur indebtedness, subject to certain limitations. Fees associated with the transaction of approximately $13.7 million have been recorded as deferred financing costs on SFX's balance sheets.

  Future Acquisitions

   Consistent with its operating strategy, SFX is currently negotiating additional acquisitions in the United States and Europe and expects to pursue additional acquisitions in the live entertainment business in the future. However, SFX has not entered into any definitive agreements with respect to such acquisitions and there can be no assurance that it will do so. Any such acquisitions could result in SFX:

     o issuing more of its stock, which may dilute the value of existing stock of SFX;

     o  incurring a substantial amount of additional debt; and/or

     o  amortizing expenses related to goodwill and other intangible assets.

   However, there can be no assurance that SFX will be able to obtain financing for such acquisitions on terms acceptable to SFX or at all. Any or all of these actions could have a material adverse impact on SFX's business, financial condition and results of operations. See "--Safe Harbor for Forward-Looking Statements--Risk Factors--If SFX is unable to complete other acquisitions in the future, SFX's business and stock price may suffer" as contained in SFX's 1998 Annual Report on Form 10-K

  Interest on Notes and Borrowings under the Existing Senior Credit Facility

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

   In July 1999, SFX completed a consent solicitation with respect to its outstanding 9 1/8% Senior Subordinated Notes which modified certain covenants contained in the indentures governing the notes. The modifications provide SFX greater flexibility to pursue its operating strategy, including foreign acquisitions. SFX paid fees related to the transaction of approximately $13.7 million. Reference is hereby made to the supplemental indentures reflecting the modifications to the note indentures which have been filed as exhibits to this Report.

   In addition, as of July 28, 1999, SFX had indebtedness of $301.0 million outstanding under the Existing Senior Credit Facility. Loans outstanding under the Existing Senior Credit Facility bear interest, at SFX's option, at
1.625 to 3.625 percentage points over LIBOR or the greater of the Federal Funds rate plus 0.50% or The Bank of New York's prime rate. The interest rate spreads on the term loan and revolving portion of the Senior Credit Facility will be adjusted based on SFX's Total Leverage Ratio, as defined in the Existing Senior Credit Facility. As of July 28, 1999 the average interest rate for borrowings under the credit facility was 8.5%. SFX pays a per annum commitment fee on unused availability under the revolver of 0.375% to 0.5% and a per annum letter of credit fee on any outstanding letters of credit equal to the Applicable LIBOR Margin, as defined in the Existing Senior Credit Facility.

   SFX's indebtedness under the Existing Senior Credit Facility is secured by a pledge of the stock of its subsidiaries and by liens on substantially all of its and its subsidiaries' tangible assets. Most of SFX's subsidiaries have also guaranteed the notes and borrowings under the Existing Senior Credit Facility. If SFX were unable to repay any borrowings when due, the lenders could attempt to seize SFX's and its subsidiaries' assets and the capital stock of SFX's subsidiaries.

   In July 1999, SFX received a commitment from its lenders for a new seven-year $1.1 billion senior credit facility (the "New Senior Credit Facility") which would replace the $350 million Existing Credit Facility and modify certain covenants. Although no assurances can be given, SFX expects to complete the transaction in the third quarter of 1999. The New Senior Credit Facility is expected to be comprised of a $250.0 million multi-draw, multi-currency term loan (the "Term A Loan"), a single-draw, U.S. dollar term loan (the "Term Loan B") and a $250.0 million reducing revolver having a letter of credit sub-limit of $75.0 million. Total fees and expenses are expected to be approximately $17.5 million. In addition, SFX expects to record an extraordinary charge of approximately $4.3 million in the third quarter of 1999 related to the write-off of costs incurred to complete the Existing Senior Credit Facility.

   In addition, as of July 28, 1999, SFX had approximately $30.2 million of other debt consisting of debt and capital leases assumed in acquisitions and $20.1 million of deferred purchase consideration.

   In the normal course of business, SFX is exposed to market risk associated with fluctuations in interest rates. SFX does not enter into market risk sensitive instruments for trading purposes. SFX's exposure as a result of variable interest rates relates to its outstanding borrowing under the Existing Senior Credit Facility. A 15% increase or decrease in the average cost of SFX's variable rate debt under the Existing Senior Credit Facility would not have a material effect on SFX's earnings.

  Capital Expenditures

   Capital expenditures totaled $26.6 million for the six months ended June 30, 1999. Based on its current level of operations, SFX expects capital expenditures for 1999 to be approximately $50.0 million, including $28.0 million for major projects. These capital expenditures are expected to be funded by cash flows from operations.

  Future Contingent Payments

   Certain of the agreements relating to SFX's 1998 and 1999 acquisitions provide for purchase price adjustments and other future contingent payments under certain circumstances, including payments based on the financial performance of the acquired companies. As of June 30, 1999, SFX had recorded $8.7 million related to such contingent payments. SFX will continue to accrue additional amounts related to such contingent payments if and when it becomes probable that the applicable financial performance target will be met.

   In connection with the pending acquisition of Livent, SFX expects to incur a contingent payment of $5.0 million based upon the ability of Livent to deliver theatrical rights to the production Seussical in a form acceptable to SFX.

   The PACE acquisition agreement provides that each PACE seller will have an option, exercisable for 90 days after the fifth anniversary of the closing of the PACE acquisition, to require SFX to repurchase up to 750,000 shares of the Class A common stock received by that seller for $22.00 in cash per share, for an aggregate purchase price of up to $16.5 million. Pursuant to the terms of Brian Becker's employment agreement with SFX, during the period between December 12, 1999, and December 27, 1999, Mr. Becker, an Executive Vice President, a director and a Member of the Office of the Chairman of SFX, will have the option to, among other things, require SFX to pay him an amount equal to the present value of the compensation payable during the remaining term of his employment agreement. Exercise of such option would result in termination of Mr. Becker's employment agreement.

   SFX also incurred future payment obligations in connection with the Contemporary, Oakdale, FAME, Nederlander and certain other acquisitions.

  Spin-Off

   In connection with the Spin-Off, SFX entered into the tax sharing agreement with SFX Broadcasting. Pursuant to such agreement, SFX is responsible for certain taxes incurred by SFX Broadcasting, including income taxes imposed with respect to income generated by SFX for periods before the spin-off and taxes resulting from gain recognized by SFX Broadcasting in the spin-off. SFX has made estimated payments of $109.7 million in federal and state taxes in connection with the Spin-Off. Management's estimates of the amount of the indemnity payment are based on assumptions which management believes are reasonable. However, upon the completion of all final tax returns, including any potential tax audits, such assumptions could be modified in a manner that would result in a significant variance in the actual amount of the tax indemnity.

  Sources of Liquidity

   As of June 30, 1999, SFX's cash and cash equivalents totaled $99.4 million, and its working capital was a negative $55.8 million. The negative working capital reflects SFX's policy of funding acquisitions, to the extent possible, with available cash on hand, in order to maintain minimum borrowings under the Existing Senior Credit Facility. On February 18, 1999 SFX received approximately $260.7 million in net proceeds from the 1999 Equity Offering, which it used primarily to complete the Cellar Door, ISI, Nederlander and Marquee acquisitions and to repay a portion of the revolving portion of the Existing Senior Credit Facility.

   As of July 28, 1999, SFX had approximately $37.0 million in borrowing availability under the Existing Senior Credit Facility. SFX has received a commitment from its lenders for a new seven-year $1.1 billion senior credit facility which would replace the existing $350 million Existing Senior Credit Facility and modify certain covenants. Although no assurances can be given, SFX expects to complete the transaction in the third quarter of 1999.

   In addition, on August 3, 1999, SFX filed a registration statement on Form S-3 to issue additional shares of Class A Common Stock. No assurances can be given regarding the timing or completion of the equity offering.

   SFX believes that its cash from operations and borrowing availability under its Existing Senior will be sufficient to support its existing operations. However, there can be no assurance that SFX will be able to make planned borrowings, that SFX's business will generate sufficient cash flow from operations, or that future borrowings will be available in an amount to enable SFX to service its debt and to make necessary capital or other expenditures. In addition, SFX would require additional financing, including the increased borrowing capacity under the proposed New Senior Credit Facility, to complete the Apollo acquisition and to fully implement its acquisition and growth strategy.

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

   Remediation and Implementation. In the area of technological operations, that are under SFX's exclusive control, SFX is currently involved in the identification and remediation of affected technological functions, including non-information technology systems. SFX is addressing the risks associated with Year 2000 compliance with respect to its accounting and financial reporting systems and is in the process of installing new accounting and reporting systems. These systems will provide improved reporting, allow for more detailed analysis, handle SFX's 1998 and 1999 Acquisitions and be Year 2000 compliant. Business segments representing 88% of SFX's pro forma revenue for acquisitions completed as of December 31, 1998 had the new year 2000 compliant accounting and financial systems installed as of January 1, 1999. SFX expects its remaining business segments and the businesses acquired through June 30, 1999 to have the new year 2000 compliant accounting and financial systems installed by November 1, 1999. SFX is in the identification and assessment phase with respect to its non-information technology systems, which is projected to continue until the fall of 1999.

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

   Estimated Costs. The total financial effect that Year 2000 issues will have on SFX cannot be predicted with any certainty at this time. In fact, in spite of all efforts being made to rectify these problems, the success of SFX's efforts will not be known with certainty until the year 2000 actually arrives. SFX anticipates that the cost of implementing the new accounting and reporting systems will be approximately $7.2 million, of which approximately $5.4 million has been spent through June 30, 1999. Based on its assessment to date, SFX does not believe that expenses related to addressing the Year 2000 problem will have a material effect on the operations and financial condition of SFX.

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

   SFX may be unable to achieve future results covered by the forward-looking statements. The statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the future results that the statements express or imply, including SFX's inability to successfully integrate its various businesses; SFX's substantial amount of debt; SFX's ability to complete acquisitions in the future; SFX's ability to secure attractive artists, events and venues; potential environmental liabilities; Year 2000 issues; regulatory matters, including those relating to compliance with applicable antitrust laws; risks and uncertainties associated with conducting business in foreign jurisdictions; and the restrictions placed on SFX's operations by its senior credit facility and indentures. Please do not put undue reliance on these forward-looking statements, which speak only as of the date of this report.

   The risk factors should be considered carefully in evaluating SFX and its business and the forward looking statements contained herein. SFX does not undertake to release publicly any revisions to forward looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. See our Annual Report on Form 10-K for the year ended December 31, 1998, "Safe Harbor for Forward-Looking Statements--Risk Factors."

OTHER MATTERS

   Following a recommendation of SFX's compensation committee, SFX adopted a new incentive stock option plan covering options to acquire up to 4.5 million shares of Class A Common Stock and, in November of 1998, approved the grant of options thereunder to acquire approximately 3.45 million shares of Class A Common Stock.

                         PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   On November 20, 1998, a group of plaintiffs filed a complaint against 11 talent agencies and 29 promoters, including SFX and several of its subsidiaries. According to the complaint, the plaintiffs are five individual African-Americans and five corporations owned by such individuals. The complaint alleges action by the defendants to exclude African-Americans from promoting concerts and seeks injunctive relief and damages for civil rights and antitrust violations. The focus of the action appears to be industry-wide, rather than specifically directed at SFX. On May 25, 1999, the complaint was dismissed without prejudice to plaintiffs' right to file an amended pleading. The plaintiffs are obligated to file an amended complaint by August 9, 1999. SFX intends to defend the action vigorously.

   Although SFX is involved in several suits and claims in the ordinary course of business, it is not currently a party to any legal proceeding that it believes would have a material adverse effect on its business, financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   (c) On April 21, 1999, SFX issued 78,171 shares to the Sellers of Network Magazine Group of Class A Common Stock upon their achievement in 1998 of certain financial performance targets by SFX Radio Network, LLC in connection with SFX's acquisition of the Network Magazine Group and SJS Entertainment Corporation (the "Network Acquisition").

   On May 25, 1999, SFX issued 28,454 shares to the Sellers of Network Magazine Group of Class A Common Stock upon their achievement in 1998 of certain financial performance targets by SFX Radio Network, LLC in connection with the Network Acquisition.

   The sales of securities pursuant to the Network Acquisition were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof. Each of these sales was made without the use of an underwriter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The following matters were submitted to a vote of security holders during the Company's Annual Meeting of Stockholders held June 8, 1999:

   Description of Matter:

                                            VOTES CAST
                                    --------------------------
                                         FOR        WITHHELD
                                    ------------  -------------
1. Election of Directors:
   Directors elected by holders of
   Class A Common Stock and
   Class B Common Stock voting
                                    together as a single class
   Robert F.X. Sillerman  ..........  47,193,169     165,500
   Michael G. Ferrel  ..............  47,193,164     165,505
   Brian E. Becker  ................  47,193,189     165,480
   David Falk  .....................  47,191,880     166,789
   Howard J. Tytel  ................  47,192,529     166,140
   Thomas P. Benson  ...............  47,193,425     165,244
   Richard A. Liese  ...............  47,193,425     165,244
   D. Geoffrey Armstrong  ..........  47,223,825     134,844
   Directors elected by holders of
                                     Class A Common Stock only
   James F. O'Grady, Jr. ...........  30,451,480     165,509
   Paul Kramer  ....................  30,481,895     135,094
   Edward F. Dugan  ................  30,481,895     135,094
   John D. Miller  .................  30,406,895     210,094

                                                   VOTES CAST
                                ------------------------------------------------
                                                                       BROKER
                                     FOR        AGAINST    ABSTAIN    NON-VOTES
                                ------------ -----------  --------- -----------
2. Ratification of appointment
   of independent accountants    30,432,527    1,857,870      760        N/A
3. Stockholder approval of
   1999 Stock Option and
   Restricted Stock Plan  .....  21,949,173    6,979,519    8,418     3,354,047

ITEM 5.  OTHER INFORMATION

   On July 22, 1999 the Company's Board of Directors authorized the amendment and restatement of the Company's 1998 and 1999 Stock Option and Restricted Stock Plans (the "Plans") to provide that the Board of Directors may not reprice, replace or regrant through cancellation any outstanding options without the approval of the holders of a majority of the outstanding shares entitled to vote.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits:

   EXHIBIT
   NUMBER    DESCRIPTION OF EXHIBIT
- -----------  -------------------------------------------------------------------------------------
    4.1*     Supplemental Indenture No. 14 dated July 20, 1999, by and among SFX Entertainment, certain of its subsidiaries and The Chase Manhattan Bank.

   EXHIBIT
   NUMBER    DESCRIPTION OF EXHIBIT
- -----------  -------------------------------------------------------------------------------------
     4.2*    Supplemental Indenture No. 3 dated July 20, 1999, by and among SFX Entertainment, certain of its subsidiaries and The Chase Manhattan Bank.
    10.1*    Amended and Restated 1998 Stock Option and Restricted Stock Plan
    10.2*    Amended and Restated 1999 Stock Option and Restricted Stock Plan
    10.3*    Director Deferred Stock Ownership Plan as Amended and Restated Effective June 1, 1999
    27.1*    Financial Data Schedule

- ------------
* Filed herewith.

   Reports on Form 8-K

   On April 14, 1999, SFX filed a Form 8-K under Item 5 for the purpose of filing historical financial statements of certain acquired businesses and the unaudited pro forma condensed combined financial statements of SFX at and for the year ended December 31, 1998, giving effect to certain acquisitions and financial transactions since January 1, 1998.

   On June 1, 1999, SFX filed a Form 8-K under Item 5 to report its entry into an agreement to acquire substantially all of the assets of Livent Inc. and its subsidiaries (collectively, "Livent"), including Livent's theaters in New York, Chicago, and Toronto and the rights to current and future Livent productions.

   On June 22, 1999, SFX filed a Form 8-K under Item 5 to report its development of a multi-faceted Internet strategy.

   On June 23, 1999, SFX filed a Form 8-K under Item 5 to report its solicitation of consents to amend the indentures under which its outstanding 9 1/8% Senior Subordinated Notes.

                                  SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SFX ENTERTAINMENT, INC.

Date: August 2, 1999             By: /s/ Thomas P. Benson
                                     ----------------------------------------
                                     Thomas P. Benson
                                     Chief Financial Officer and
                                     Senior Vice President