Form 10-Q
period 1999-09-30
SFX ENTERTAINMENT INC
filed 1999-11-15
CIK 1051253

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              ---------------------

                                    FORM 10-Q


(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 8, 1999, the number of shares outstanding of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, was 63,837,106 and 2,545,555 respectively.

                    SFX ENTERTAINMENT, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I      FINANCIAL INFORMATION                                                                        PAGE
Item 1      Financial Statements

            Consolidated Balance Sheets at September 30, 1999 (unaudited) and December 31, 1998               3

            Consolidated Statements of Operations and Comprehensive Income
               for the Three Months Ended September 30, 1999 and 1998 (unaudited)                             4

            Consolidated Statements of Operations and Comprehensive Income
               for the Nine Months Ended  September 30, 1999 and 1998 (unaudited)                             5

            Consolidated Statements of Cash Flows for the Nine Months Ended
               September 30, 1999 and 1998 (unaudited)                                                        6

            Consolidated Statements of Shareholders' Equity for the Nine Months Ended
               September 30, 1999 and 1998 (unaudited)                                                        7

             Notes to Consolidated Financial Statements (unaudited)                                           8

Item 2      Management's Discussion and Analysis of Financial Condition and Results of Operations            17
Item 3      Quantitative and Qualitative Disclosures About Market Risk (included in Item 2)

PART II     OTHER INFORMATION

Item 1      Legal Proceedings                                                                                33

Item 2      Changes in Securities and Use of Proceeds                                                        33

Item 6      Exhibits and Reports on Form 8-K                                                                 33

            SIGNATURES                                                                                       34

                             SFX ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   September 30,  December 31,
                                                                                      1999            1998
                                                                                   -----------    -----------
                                                                                   (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                      $   549,659    $    48,021
    Accounts receivable, net                                                           132,820         53,162
    Prepaid event expenses                                                              49,146         23,043
    Investments in and receivables from theatrical and other productions                12,785         12,222
    Other prepaid expenses                                                              16,802          4,475
    Notes receivables from related parties and employees                                 1,671            972
    Other current assets                                                                 9,485          6,838
                                                                                   -----------    -----------
Total current assets                                                                   772,368        148,733

Property and equipment, net of accumulated depreciation
    of $41,364 and $16,988 in 1999 and 1998, respectively                              638,811        292,626
Goodwill and other intangible assets, net of accumulated amortization of
    $108,605 and $44,835 in 1999 and 1998, respectively                              1,403,300        874,783
Investment in and receivables from equity investees                                     97,723         18,450
Notes receivable from related parties and employees, less current portion               28,181         12,464
Debt issuance costs                                                                     50,790         23,650
Other assets                                                                            26,704         12,746
                                                                                   -----------    -----------
TOTAL ASSETS                                                                       $ 3,017,877    $ 1,383,452
                                                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
    Accounts payable                                                               $    62,103    $    17,712
    Accrued expenses                                                                    91,009         50,887
    Accrued interest payable                                                            18,988         17,241
    Deferred revenue                                                                   126,285         60,142
    Current portion of long-term debt                                                    1,356          5,581
    Current portion of deferred purchase consideration                                  58,505         11,851
                                                                                   -----------    -----------
Total current liabilities                                                              358,246        163,414

Long-term debt, less current portion                                                 1,391,113        768,195
Deferred purchase consideration, less current portion                                   38,770          7,983
Deferred income taxes                                                                   55,640         38,826
Other liabilities                                                                        8,565          1,940
                                                                                   -----------    -----------
TOTAL LIABILITIES                                                                    1,852,334        980,358

Minority interest                                                                       10,863          8,058
Temporary equity - stock subject to redemption                                          19,920         16,500
Shareholders' equity:

Preferred Stock, $.01 par value, 25,000,000 shares authorized, none issued
 and outstanding as September 30, 1999 and December 31, 1998, respectively                  --             --

Class A common stock, $.01 par value, 100,000,000 shares authorized,
 63,223,287 and 42,919,791 shares issued and outstanding as of September 30,
 1999 and December 31, 1998, respectively                                                  632            430

Class B common stock, $.01 par value, 10,000,000 shares authorized,
     2,545,556 shares issued and outstanding as of September 30, 1999 and
     December 31, 1998, respectively                                                        25             25
Additional paid in capital                                                           1,220,028        449,484
Deferred compensation                                                                   (4,083)        (6,533)
Cumulative translation adjustment                                                          720             --
Accumulated deficit                                                                    (82,562)       (64,870)
                                                                                   -----------    -----------
Total shareholders' equity                                                           1,134,760        378,536
                                                                                   -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 3,017,877    $ 1,383,452
                                                                                   ===========    ===========

                             See accompanying notes

                             SFX ENTERTAINMENT, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                 Three Months Ended September 30,
                                                                 --------------------------------
                                                                        1999           1998
                                                                   ------------    ------------
Revenue                                                            $    523,320    $    388,034
Income from equity investments                                            3,865           2,139
                                                                   ------------    ------------
    Total revenue                                                       527,185         390,173
Operating expenses:
Cost of revenues                                                        371,811         290,445
Selling, general and administrative expenses                             54,944          40,515
Corporate expenses                                                        4,070           3,407
Depreciation and amortization, including
   integration costs of $931 in 1999 and $1,014 in 1998                  31,995          21,207
Non-recurring charges                                                     2,083            --
Non-cash charges                                                            919             843
                                                                   ------------    ------------
                                                                        465,822         356,417
                                                                   ------------    ------------
Income from operations                                                   61,363          33,756
Interest expense                                                        (25,741)        (13,488)
Investment income                                                         2,493             967
Minority interest                                                          (842)           (916)
                                                                   ------------    ------------
Income before income taxes and extraordinary loss                        37,273          20,319
Provision for income taxes                                              (22,028)         (1,983)
                                                                   ------------    ------------
Income before extraordinary loss                                         15,245          18,336
Extraordinary loss on early extinguishment of debt, net of taxes         (2,620)           --
                                                                   ------------    ------------
Net income                                                               12,625          18,336
Accretion on stock subject to redemption                                   (903)           (825)
                                                                   ------------    ------------
Net income applicable to common shares                                   11,722          17,511
Other comprehensive income: foreign currency translation                    720
                                                                   ------------    ------------
Comprehensive income                                               $     12,442    $     17,511
                                                                   ============    ============

NET INCOME PER BASIC COMMON SHARE
Net income per basic common share before extraordinary loss        $       0.23    $       0.38
Extraordinary loss on early extinguishment of debt
    per common share                                                      (0.04)           --
                                                                   ------------    ------------
Basic net income per common share                                  $       0.19    $       0.38
                                                                   ============    ============

NET INCOME PER DILUTIVE COMMON SHARE
Net income per dilutive common share before extraordinary loss     $       0.22    $       0.38
Extraordinary loss on early extinguishment of debt
   per common share                                                       (0.04)           --
                                                                   ------------    ------------
Net income per dilutive common share                               $       0.18    $       0.38
                                                                   ============    ============
Weighted average basic common shares outstanding                     60,183,168      45,631,325
                                                                   ============    ============
Weighted average dilutive common shares outstanding                  64,338,564      46,322,666
                                                                   ============    ============



                             See accompanying notes.

                             SFX ENTERTAINMENT, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                       Nine Months Ended September 30,
                                                                       -------------------------------
                                                                             1999            1998
                                                                         ------------    ------------
Revenue                                                                  $  1,203,220    $    680,376
Income from equity investments                                                  7,771           3,964
                                                                         ------------    ------------
    Total revenue                                                           1,210,991         684,340

Operating expenses:
Cost of revenues                                                              880,969         524,314
Selling, general and administrative expenses                                  146,860          76,306
Corporate expenses                                                             13,842           7,757
Depreciation and amortization, including integration and
   start-up costs of  $3,953 in 1999 and $ 1,264 in 1998                       91,151          40,381
Non-recurring charges                                                           2,083            --
Non-cash charges                                                                3,066          32,895
                                                                         ------------    ------------
                                                                            1,137,971         681,653
                                                                         ------------    ------------
Income from operations                                                         73,020           2,687

Interest expense                                                              (64,550)        (31,709)
Investment income                                                               4,081           3,466
Minority interest                                                              (1,336)         (1,314)
                                                                         ------------    ------------
Income (loss) before income taxes and extraordinary loss                       11,215         (26,870)

Provision for income taxes                                                    (23,647)         (3,333)
                                                                         ------------    ------------
Loss before extraordinary loss                                                (12,432)        (30,203)

Extraordinary loss on early extinguishment of debt, net of taxes               (2,620)           --
                                                                         ------------    ------------
Net loss                                                                      (15,052)        (30,203)

Accretion on stock subject to redemption                                       (2,640)         (1,925)
                                                                         ------------    ------------
Net loss applicable to common shares                                          (17,692)        (32,128)
Other comprehensive income: foreign currency translation                          720            --
                                                                         ------------    ------------
Comprehensive loss                                                       $    (16,972)   $    (32,128)
                                                                         ============    ============

Net loss per basic and dilutive common share before extraordinary loss   $      (0.27)   $      (0.92)
Extraordinary loss on early extinguishment of debt
   per common share                                                             (0.05)           --
                                                                         ------------    ------------
Net loss per basic and dilutive common share                             $      (0.32)   $      (0.92)
                                                                         ============    ============

Weighted average basic and dilutive common shares outstanding              55,501,180      34,893,183
                                                                         ============    ============


                             See accompanying notes.

                             SFX ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               Nine Months Ended September 30,
                                                                             ------------------------------------
                                                                                      1999               1998
                                                                             -----------------  -----------------
Operating activities:
Net loss                                                                         $  (15,052)         $ (30,203)
Adjustment to reconcile net loss to net cash provided by
 operating activities:
   Income from equity investments, net of distributions received                      2,228              1,030
   Depreciation and amortization                                                     87,198             39,117
   Non-recurring charges                                                              2,083               --
   Non-cash charges                                                                   3,066             32,895
   Minority interest                                                                 (1,336)            (1,314)
   Extraordinary loss on early extinguishment of debt                                 4,342               --
Changes in operating assets and liabilities, net of amounts acquired:
   Accounts receivable, net                                                         (27,008)            (9,620)
   Prepaid event expenses, other prepaid expenses and other current assets          (32,468)            (8,040)
   Other assets and notes receivable from related parties and employees             (11,951)            (2,725)
   Accounts  payable, accrued expenses and other liabilities                         26,223            (13,211)
   Accrued interest payable                                                           1,747              7,595
   Deferred revenue                                                                   5,634              6,783
                                                                                 ----------          ---------
Net cash provided by operating activities                                            44,706             22,307
                                                                                 ----------          ---------
Investing activities:
   Purchases of  businesses, net of  cash acquired                                 (684,459)          (807,686)
   Purchases of property and equipment                                              (34,816)           (44,554)
                                                                                 ----------          ---------
Net cash used in investing activities                                              (719,275)          (852,240)
                                                                                 ----------          ---------

Financing activities:
   Proceeds from issuance of Senior Subordinated Notes and
      borrowings under the Senior Credit Facility                                 1,095,652            723,500
   Proceeds from sale of common stock                                               602,554            330,683
   Repayment of debt                                                               (488,623)           (33,049)
   Payments made to SFX Broadcasting pursuant to the Spin-Off                          --             (113,876)
   Other, principally debt issuance costs                                           (34,096)           (17,715)
                                                                                 ----------          ---------

Net cash provided by financing activities                                         1,175,487            889,543
Effect of exchange rate changes on cash                                                 720               --
                                                                                 ----------          ---------
Net increase in cash and cash equivalents                                           501,638             59,610
                                                                                 ----------          ---------
Cash and cash equivalents at beginning of period                                     48,021              5,979
                                                                                 ==========           =========
Cash and cash equivalents at end of period                                       $  549,659          $  65,589
                                                                                 ==========          =========
Supplemental disclosure of cash flow information:
Cash paid for interest                                                           $   62,803          $  22,807
                                                                                 ==========          =========
Cash paid for income taxes                                                       $    4,388          $  17,217
                                                                                 ==========          =========


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

                             SFX ENTERTAINMENT, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                       Class A     Class B    Additional     Deferred        Other        Accumulated
                                       Common      Common      Paid-In     Compensation   Comprehensive     Earnings
                                        Stock       Stock      Capital                       Income        (Deficit)       Total
                                      ---------  ----------  ------------  -------------  -------------   -----------   -----------
Balances, January 1, 1998              $ 204        $ 15      $    98,111    $      -         $    -        $  3,814    $   102,144

Net liabilities assumed and
   shares issued to employees in
   the Spin-Off, principally
   income taxes                           20           -         (129,257)          -              -               -       (129,237)

Sale of 12,075,000 shares of
   Class A common stock                  121           -          328,883           -              -               -        329,004

Issuance of 8,251,046 of Class A
   common stock for acquisitions          82           -           97,384           -              -               -         97,466

Issuance of Class A and B common
   stock pursuant to employment
   agreements                              3          10           34,421      (8,625)             -               -         25,809

Amortization of deferred
   compensation                            -           -                -       1,228              -               -          1,228

Accretion on stock subject
   to redemption                           -           -            1,925           -              -          (1,925)             -

Net loss                                   -           -                -           -              -         (30,203)       (30,203)
                                       -----        ----      ----------     --------        -------        --------    -----------
Balances September 30, 1998
   (unaudited)                         $ 430        $ 25      $   431,467    $ (7,397)             -        $(28,314)   $   396,211
                                       =====        ====      ==========     ========        =======        ========    ===========



Balances, January 1, 1999              $ 430        $ 25      $   449,484    $ (6,533)       $     -        $(64,870)    $  378,536

Sale of 16,048,500 shares of
   Class A common stock                  160           -          599,221           -              -               -        599,381

Issuance of 4,158,650 shares of
   Class A common stock for
   acquisitions                           42           -          165,511           -              -               -        165,553

Issuance of 96,300 shares of
   Class A common stock pursuant
   to the exercise of employee
   stock options                           -           -            3,172           -              -               -          3,172

Amortization of deferred
   compensation                            -           -                -       2,450              -               -          2,450

Accretion on stock subject
   to redemption                           -           -            2,640           -              -          (2,640)             -

Cumulative translation adjustment          -           -                -           -            720               -            720

Net loss                                   -           -                -           -              -         (15,052)       (15,052)

                                       -----        ----      ----------     --------        -------        --------    -----------
Balances September 30, 1999
(unaudited)                            $ 632        $ 25      $1,220,028     $ (4,083)       $   720        $(82,562)   $ 1,134,760
                                       =====        ====      ==========     ========        =======        ========    ===========






                             See accompanying notes.

                             SFX ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

         SFX Entertainment, Inc. ("SFX" or the "Company") is the world's largest diversified promoter, producer and venue operator for live entertainment events. In addition, SFX is a leading fully integrated sports marketing and management company specializing in the representation of sports athletes and broadcasters, integrated event management, television programming and production and marketing consulting services. SFX owns, partially or entirely, and/or operates under lease or exclusive booking arrangements the largest network of venues used principally for music concerts and other live entertainment events in the United States, with 120 venues in 31 of the top 50 markets, including 16 amphitheaters in the top 10 markets and 31 venues principally used for theatrical presentations, of which, 6 venues are in the United States and 25 are international, principally in the United Kingdom. SFX operates in four business segments within the live entertainment industry: music, theater, sports and family entertainment & other.

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

         In July 1999, the Company completed a three-for-two split of SFX's Class A and Class B Common Stock. The financial information presented herein has been restated to reflect the effect of the stock split. Certain items in 1998 have been reclassified to conform to the 1999 presentation.

         Information as of September 30, 1999 and for the three and nine months ended September 30,1999 and 1998 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of the Company, for the periods presented.

2. FINANCING AND ACQUISITIONS

1999 FINANCINGS

         February 1999 Equity Offering

         In February 1999, SFX consummated an offering of 7,423,500 shares of the Company's Class A Common Stock at an offering price of $37.00 per share and received net proceeds of approximately $260.7 million. SFX used the net proceeds to finance certain of the 1999 Acquisitions.

         August 1999 Equity Offering

         In August 1999, SFX consummated an offering of 8,625,000 shares of the Company's Class A Common Stock at an offering price of $41.00 per share and received net proceeds of approximately $338.7 million. SFX used a portion of the net proceeds to finance certain of the 1999 Acquisitions and intends to use the remaining portion of the net proceeds for general corporate purposes, including potential future acquisitions.

         Senior Credit Facility

         On August 23, 1999, SFX entered into a new seven-year $1.1 billion Senior Credit Facility which replaced SFX's existing $350 million senior credit facility. The new Senior Credit Facility is comprised of a $250.0 million multi-draw, multi-currency term loan maturing on December 31, 2005 (the "Term A Loan"), a single-draw, $600 million U.S. dollar term loan maturing on June 30, 2006 (the "Term Loan B") and a $250.0 million reducing revolver having a letter of credit sub-limit of $75.0 million maturing on December 31, 2005. The Company recorded a $2.6 million extraordinary loss on the early extinguishment of debt, net of taxes, related to the replaced facility.

         Consent Solicitation

         In July 1999, SFX completed a consent solicitation with respect to its outstanding 9 1/8% Senior Subordinated Notes whereby it obtained approval from the holders of the notes to modifications of certain covenants in the indentures governing the notes. The modifications, among other things, provided SFX with more flexibility to make investments and acquisitions internationally and permit SFX's foreign subsidiaries to incur indebtedness, subject to certain limitations. Fees associated with the transaction totaled $13.7 million and have been recorded as debt issuance costs.

1999 ACQUISITIONS

          Cellar Door

         On February 19, 1999, SFX purchased all of the issued and outstanding capital stock of the Cellar Door group of companies for a purchase price of $70.0 million in cash, 519,357 shares of Class A Common Stock with an issue date value of $20.0 million, and $8.5 million payable in five equal annual installments beginning on the first anniversary of the closing date. In addition, SFX agreed to issue to the seller options to purchase 150,000 shares of Class A Common Stock in equal installments over the five-year period following the closing date at fair market value. SFX financed the acquisition with a portion of the net proceeds from the February 1999 Equity Offering.

         Nederlander

         On March 16, 1999, SFX acquired certain interests in seven venues and other assets of Nederlander for an aggregate purchase price of approximately $95.6 million in cash. The agreement relating to the Mesa del Sol Centre for the Performing Arts provides for additional payments based on the financial performance of this venue. In the third quarter of 1999, SFX renegotiated the agreement with respect to the Crown Arena whereby SFX relinquished its financial interest in the venue in exchange for a revised long-term venue management agreement. SFX financed this acquisition with a portion of the net proceeds of the 1999 Equity Offering and borrowings under SFX's then-existing senior credit facility.

         Marquee

         On March 16, 1999, SFX merged with The Marquee Group, Inc.. In connection with the merger, SFX issued approximately 2.1 million shares of SFX Class A Common Stock with a value of approximately $81.7 million on the date of the merger and repaid $33.5 million of Marquee's debt. SFX financed the cash portion of the acquisition with borrowings under SFX's then-existing senior credit facility. In the third quarter, SFX spun-off the operations of QBQ, Inc, whose primary business is the representation of artists in the music industry as agent. The newly formed company is an independent company in which SFX does not have a management or ownership interest. In connection with the spin-off, as of September 30, 1999, SFX had loaned the newly formed company $5.0 million, which has been recorded as an other asset on the consolidated balance sheet. The newly formed company is in the process of obtaining independent financing.

         Livent

         On August 27, 1999, the Company purchased certain assets of Livent, Inc., and its affiliates, including three theaters and intellectual property rights to several current and future Broadway productions, including Ragtime, Fosse, Phantom of the Opera and Seussical. The purchase price for this acquisition was approximately $100.8 million, consisting of $79.3 million in cash, $18.4 million of deferred purchase consideration and $3.1 million of debt assumed, subject to post-closing adjustments. SFX financed the cash portion of the acquisition with a portion of the net proceeds from the August 1999 Equity Offering.

         Apollo

         On September 17, 1999, SFX acquired Apollo Leisure Group plc, the largest live theater operator as well as one of the largest providers of entertainment and leisure management services in the United Kingdom. The total purchase price for the acquisition was approximately $256.4 million, comprised of approximately $196.4 million in cash, 979,667 shares of Class A Common Stock with a value of approximately $37.5 million as of the issuance date and the assumption of net liabilities of approximately $22.5 million, subject to post-closing adjustments. Apollo operates, among other venues, three arenas and a network of 23 theaters. In connection with the Apollo acquisition, SFX acquired 100% of Barry Clayman Concerts, which is a leading promoter of concert and other live entertainment events throughout in the U.K. SFX financed the cash portion of the acquisition with borrowings under the Senior Credit Facility.

         Other Acquisitions

         During the first quarter of 1999, SFX also completed the acquisitions of The Entertainment Group, Inc., a concert and theatrical producer and promoter with operations in Chicago and Mexico City; Integrated Sports International, Inc., a full-service sports marketing company; and a company involved in business management and tour production in music and the performing arts. In addition, SFX entered into a long-term marketing and consulting agreement with respect to the Rosemont Horizon and Rosemont Theater in the Chicago area and purchased a theater in Denver, Colorado. The total consideration for these acquisitions and the long-term marketing and consulting agreement consisted of $68.6 million in cash and 142,766 shares of Class A Common Stock valued at $5.2 million. SFX financed these transactions with the proceeds from the February 1999 Equity Offering and borrowings under SFX's then-existing senior credit facility. In addition, SFX may be required to make additional payments of up to $13.0 million in cash and 75,000 shares of Class A Common Stock based on the financial performance of certain of these acquired companies.

         During the second quarter of 1999, SFX completed the acquisitions of Hendricks Management Company, Inc., which represents and provides financial consulting services to team sports athletes, primarily in professional baseball, and a fifty percent interest in A.H. Enterprises, a leading promoter of urban music. The total consideration for these acquisitions was approximately $23.2 million in cash and $4.1 in deferred purchase consideration. SFX financed these acquisitions with borrowings under SFX's then-existing senior credit facility and cash on hand. In addition, SFX may be required to make additional payments, in shares of SFX Class A Common Stock, based on the cumulative financial performance of Hendricks Management Company, Inc. through December 31, 2002. In addition, the Company invested approximately $11.2 million in certain entertainment and sports related Internet companies.

         In addition, during the third quarter of 1999, SFX completed the acquisitions of (1) Candid Productions, Inc., a producer of sports entertainment, primarily professional figure skating, (2) Tellem & Associates, which represents team sports athletes, primarily in professional baseball and basketball and (3) Midland Concert Promotions Group Limited, a concert promotion and motor sports venue operator in the United Kingdom. The total consideration for these acquisitions was approximately $59.8 million consisting of $42.6 million in cash, and 253,666 shares of Class A Common Stock valued at the date of issuance at $10.5 million and $6.7 million in deferred purchase consideration. SFX financed these acquisitions with a portion of the net proceeds of the August 1999 Equity Offering and borrowings under the Senior Credit Facility.

1998 ACQUISITIONS

         As more fully described in SFX's 1998 Annual Report on Form 10-K, the Company completed significant acquisitions in each of its four business segments in 1998. The total purchase price for these acquisitions was approximately $1.0 billion, including $907.0 million in cash and assumed debt and 8.25 million shares of Class A Common Stock with a value of approximately $101.3 million. The shares of Class A Common Stock used to consummate the 1998 Acquisitions that occurred prior to the Spin-Off date were not issued until the Spin-Off date, which was April 27, 1999.

         The 1998 Acquisitions were financed through the $350.0 million Senior Subordinated Note offering in February 1998, borrowings under SFX's then-existing senior credit facility and the 1998 Equity Offering.

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

         The following unaudited pro forma summary represents the consolidated results of operations for the nine months ended September 30,1999 and the year ended December 31, 1998 as if the 1998 Acquisitions, the 1999 Acquisitions completed through September 30, 1999 and the related financings had occurred as of January 1, 1998. These pro forma results have been included for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions and related financings been made as of those dates or of the results which may occur in the future (in thousands, except per share data).


                                                           Pro Forma
                                              Nine Months Ended       Year Ended
                                              September 30, 1999    December 31, 1998
Revenue                                           $1,396,567           $  1,538,048

Net loss                                          $  (30,704)          $   (102,914)
Loss applicable to basic and dilutive
   common shares                                  $    (0.61)          $      (1.95)

3. BUSINESS SEGMENTS

         SFX classifies its operations into four major business segments in the live entertainment industry: music, theater, sports and family entertainment & other. The music segment primarily consists of booking and promoting music events and tours, producing music events and tours and owning and operating concert and other entertainment venues. The theater segment owns and/or operates theatrical venues and produces and promotes touring Broadway shows and other theatrical productions. The sports segment is a full-service integrated marketing and management company specializing in the representation of team sports athletes and broadcasters, event management, television programming and production, as well as promoting specialized motor sports events. The family entertainment & other segment primarily consists of the promotion and marketing of family-oriented events, marketing and consulting of local, regional and national live marketing programs, subscription or fee based radio and music industry data compilation and distribution, the creation and distribution of network radio special events and live concert programming and merchandising at live events.

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

          Therefore, the seasonality of SFX's business causes, and will continue to cause, a significant variation in SFX's quarterly operating results. However, this variation is somewhat offset with non-summer seasonal businesses such as motor sports, which is winter-seasonal, and touring Broadway shows, which typically tour between September and May. In addition, the acquisitions of FAME, Marquee, Integrated Sports International, Hendricks and Tellem in the sports segment are expected to lessen the seasonal variations associated with the music segment, since these businesses generally earn revenue ratably over the year. The recent acquisitions of Apollo and Livent will also lessen the seasonal variation since the presentation of theatrical shows at owned or operated venues generally produces revenue ratably over the year, with the fourth quarter being the strongest quarter.

     The Company evaluates performance based on several factors, of which the primary financial measure is EBITDA, excluding non-cash charges and non-recurring charges, since this measure approximates the cash flow generated by each segment. EBITDA is defined as earnings before interest, taxes, minority interest and depreciation and amortization. SFX also excludes non-cash and non-recurring charges from the EBITDA measures presented herein. The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in SFX's 1998 Annual Report on Form 10-K.


                                                 THREE MONTHS ENDED SEPTEMBER 30, 1999 (IN THOUSANDS) (UNAUDITED)
                                     ----------------------------------------------------------------------------------------
                                                                                    FAMILY
                                                                                 ENTERTAINMENT
                                        MUSIC       THEATRICAL      SPORTS          & OTHER        CORPORATE        TOTAL
                                     ------------  -------------  ------------  ---------------- -------------  -------------
Total revenue                         $  368,059     $  51,361     $  28,163      $  79,602        $       -      $  527,185
                                      ==========     =========     =========      =========        =========      ==========
EBITDA                                $   74,683     $   5,336     $   9,155      $  11,256        $  (4,070)     $   96,360
Depreciation, amortization and
   $931 of integration costs              15,810         3,026         4,996          6,726            1,437          31,995
Non-recurring charges                      2,083             -             -              -                -           2,083
Non-cash compensation                          -             -             -              -              919             919
                                      ----------     ---------     ---------      ---------        ---------      ----------
Income (loss) from operations         $   56,790     $   2,310     $   4,159      $   4,530        $  (6,426)     $   61,363
                                      ==========     =========     =========      =========        =========      ==========
Total assets as of September 30,
   1999                               $1,155,000     $ 610,103     $ 412,387    $ $ 261,342        $ 579,045      $3,017,877
                                      ==========     =========     =========      =========        =========      ==========


                                                 THREE MONTHS ENDED SEPTEMBER 30, 1998 (IN THOUSANDS) (UNAUDITED)
                                     ----------------------------------------------------------------------------------------
                                                                                    FAMILY
                                                                                 ENTERTAINMENT
                                        MUSIC       THEATRICAL      SPORTS          & OTHER        CORPORATE        TOTAL
                                     ------------  -------------  ------------  ---------------- -------------  -------------
Total revenue                         $   299,946    $  46,534     $   6,133      $  37,560        $       -      $  390,173
                                      ==========     =========     =========      =========        =========      ==========
EBITDA                                $    49,409    $   2,602     $   1,217      $   5,985        $  (3,407)     $   55,806
Depreciation, amortization and
   $1,014 of integration costs             12,869        2,158         2,485          1,303            2,392          21,207
Non-cash compensation                           -            -             -              -              843             843
                                      ----------     ---------     ---------      ---------        ---------      ----------
Income (loss) from operations         $   36,540     $     444     $  (1,268)     $   4,682        $  (6,642)     $   33,756
                                      ==========     =========     =========      =========        =========      ==========
Total assets as of December 31,
   1998                               $  734,042     $ 223,672     $ 188,390    $ $ 171,246        $  66,102      $1,383,452
                                      ==========     =========     =========      =========        =========      ==========


                                                 NINE MONTHS ENDED SEPTEMBER 30, 1999 (IN THOUSANDS) (UNAUDITED)
                                     ----------------------------------------------------------------------------------------
                                                                                    FAMILY
                                                                                 ENTERTAINMENT
                                        MUSIC       THEATRICAL      SPORTS          & OTHER        CORPORATE        TOTAL
                                     ------------  -------------  ------------  ---------------- -------------  -------------
Total revenue                         $  718,452     $ 192,337     $ 110,721      $ 189,481        $       -      $1,210,991
                                      ==========     =========     =========      =========        =========      ==========
EBITDA                                $  114,038     $  17,721     $  28,218      $  23,185        $ (13,842)     $  169,320
Depreciation, amortization and
   $3,953 of integration and
   start-up costs                         51,844         6,962        13,745         15,780            2,820          91,151
Non-recurring charges                      2,083             -             -              -                -           2,083
Non-cash compensation                          -             -             -              -            3,066           3,066
                                      ----------     ---------     ---------      ---------        ---------      ----------
Income (loss) from operations         $   60,111     $  10,759     $  14,473      $   7,405        $ (19,728)     $   73,020
                                      ==========     =========     =========      =========        =========      ==========


                                                 NINE MONTHS ENDED SEPTEMBER 30, 1998 (IN THOUSANDS) (UNAUDITED)
                                     ----------------------------------------------------------------------------------------
                                                                                    FAMILY
                                                                                 ENTERTAINMENT
                                        MUSIC       THEATRICAL      SPORTS          & OTHER        CORPORATE        TOTAL
                                     ------------  -------------  ------------  ---------------- -------------  -------------
Total revenue                         $  478,880     $ 114,997     $  17,919      $  72,544        $       -      $  684,340
                                      ==========     =========     =========      =========        =========      ==========
EBITDA                                $   58,700     $  10,423     $   2,009      $  12,588        $  (7,757)     $   75,963
Depreciation, amortization and
   $1,264 of integration and
   start-up costs (1)                     23,319         3,627         3,668          2,787            6,980          40,381
Non-cash compensation                          -             -             -              -           32,895          32,895
                                      ----------     ---------     ---------      ---------        ---------      ----------
Income (loss) from operations         $   35,381     $   6,796     $  (1,659)     $   9,801        $ (47,632)     $    2,687
                                      ==========     =========     =========      =========        =========      ==========


----------

(1) The Corporate segment recorded $3.2 million of amortization related to the Triathlon asset in 1998.

     Certain items in 1998 and 1999 have been reclassified to conform to the presentation as of and for the nine months ended September 30, 1999.

4. EARNINGS PER DILUTIVE COMMON SHARE

         A reconciliation of the number of shares used for calculating earnings per basic common share and dilutive earnings per common share for the three months ended September 30, 1999 and 1998 follows:


                                                             1999          1998

 Average number of common shares outstanding           60,183,168    45,631,325
 Effect of stock options                                4,155,396       691,341
                                                       -----------   ----------
 Weighted average dilutive common shares outstanding   64,338,564    46,322,666
                                                       ==========    ==========

Options to purchase 122,466 and 1,676,499 shares of Class A Common stock at prices ranging from $40.89 to $67.48 and $28.83 and $30.59 were outstanding at September 30, 1999 and 1998, respectively, but were not included in the computation of earnings per dilutive common share because the options' exercise price was greater than the average market price of the Company's Class A Common stock during the three months ended September 30, 1999 and 1998. In addition, earnings per dilutive share was not adjusted for the impact of Class A Common stock issued to the PACE sellers, which is subject to redemption by the Company, because to do so would have been antidilutive. Outstanding stock options at September 30, 1999 and 1998 had no dilutive effect on basic earnings per share during the nine months ended September 30, 1999 and 1998 due to the Company's net loss position.

5. EXECUTIVE LOANS

     In July 1999, SFX adopted an executive loan program which is intended to incentivise certain executives to enter into new employment agreements with the Company upon the expiration of their existing agreements. During the third quarter of 1999, the Company loaned certain senior executives $14.1 million pursuant to this plan. The loans, which bear interest at a rate of 6% per annum, are included in notes receivable from related parties and employees on the consolidated balance sheet. Under the terms of the loans, if any of the participants in the loan program enter into new long-term employment agreements with SFX, effective upon termination of the existing employment agreement, the participant's loan will be forgiven ratably over the term of the new employment agreement and recognized as an expense in the Company's statement of operations.

6. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

     While the Company is involved in several lawsuits and claims arising in the ordinary course of business, the Company is not currently a party to any legal proceeding that management believes would have a material adverse effect on its business, financial position or results of operations.

7. SUBSEQUENT EVENTS

      EMA Telstar

      On October 4, 1999, the Company purchased EMA Telstar, a venue owner and a promoter and producer of live entertainment in Sweden, for approximately $27.9 million in cash, with a portion of the net proceeds from the August 1999 Equity Offering.

      Mojo Works

      On October 25, 1999, the Company purchased 80% of the Mojo Works group of companies, a promoter and producer of live entertainment in the Netherlands for approximately $39.7 million in cash, including working capital, subject to post-closing adjustments, with a portion of the net proceeds from the August 1999 Equity Offering.

      Sale of assets

      On October 13, 1999 the Company sold SFX Network's radio show prep services division for approximately $11.7 million.

8. GUARANTEES BY SUBSIDIARIES

         The Company is a holding company that has no operating assets or operations of its own. Substantially all of the Company's subsidiaries are wholly owned and have jointly and severally guaranteed the Company's Senior Subordinated Notes (the "Guarantors"). A certain subsidiary which is not wholly owned (the "Non-Wholly Owned Guarantor Subsidiary") guarantees such indebtedness and certain subsidiaries (the "Non- Guarantor Subsidiaries") do not guarantee such indebtedness.

Full financial statements of the Guarantors, the Non-Guarantor Subsidiaries or the Non-Wholly Owned Guarantor Subsidiary have not been included because, pursuant to their respective guarantees, the Guarantors are jointly and severally liable with respect to the Senior Subordinated Notes and management believes that the Non-Guarantor Subsidiaries and Non-Wholly Owned Guarantor are not material to the Company on a consolidated basis. Accordingly, the company does not believe that information contained in separate full financial statements of the Guarantors, the Non-Guarantor Subsidiaries or the Non-Wholly Owned Guarantor Subsidiary would be material to investors. The following are summarized unaudited statements setting forth certain financial information concerning the Guarantors, the Non-Guarantor Subsidiaries and the Non-Wholly Owned Guarantor Subsidiary as of and for the nine months ended September 30, 1999 (in thousands).


                                       SFX                                            NON-WHOLLY                          SFX
                                  ENTERTAINMENT                       NON-             OWNED                        ENTERTAINMENT
                                       INC.                         GUARANTOR         GUARANTOR                           INC.
                                    (PARENT)        GUARANTORS     SUBSIDIARIES       SUBSIDIARY     ELIMINATIONS    CONSOLIDATED
                                 ---------------  -------------- ---------------- ------------------ --------------  ---------------
Current assets                    $   443,863     $    307,552    $    14,899      $      6,054      $          -    $   772,368
Property and equipment, net            14,611          613,827         10,274                99                 -        638,811
Goodwill and other intangible
    assets, net                             -        1,368,741         24,807             9,752                 -      1,403,300
Investment in subsidiaries          2,170,786           97,723              -                 -        (2,170,786)        97,723
Other assets                           76,882           26,725          2,068                 -                 -        105,675
                                 ---------------  -------------- ---------------- ------------------ --------------  ---------------
   Total assets                  $  2,706,142     $  2,414,568    $    52,048      $     15,905      $ (2,170,786)   $ 3,017,877
                                 ===============  ============== ================ ================== ==============  ===============

Current liabilities              $    115,829     $    239,573    $     6,059      $        916      $     (4,131)   $   358,246
Long-term debt, less current        1,363,381           27,732          7,444                 -            (7,444)     1,391,113
  portion
Other liabilities                      72,252           30,723              -                 -                 -        102,975
Minority interest                           -            8,426              -             2,437                 -         10,863
Temporary equity                       19,920                -              -                 -                 -         19,920
Shareholders' equity                1,134,760        2,108,114         38,545            12,552        (2,159,211)     1,134,760
                                 ---------------  -------------- ---------------- ------------------ --------------  ---------------
Total liabilities
    and shareholders' equity     $  2,706,142     $  2,414,568    $    52,048      $     15,905      $ (2,170,786)   $ 3,017,877
                                 ===============  ============== ================ ================== ==============  ===============


Revenue                          $            -   $  1,135,160    $    22,074      $     53,757      $          -    $ 1,210,991
Operating expenses                       13,363      1,054,642         18,986            50,980                 -      1,137,971
Interest expense, net                    59,921           (109)         1,492               (25)             (810)        60,469
Minority interest                             -          1,336              -                 -                 -          1,336
Provision for income taxes               21,968          1,679              -                 -                 -         23,647
Extraordinary loss                        2,620              -              -                 -                 -          2,620
                                 ===============  ============== ================ ================== ==============  ===============
Net (loss) income                $      (97,872)  $     77,612    $     1,596      $      2,802      $        810        (15,052)
                                 ===============  ============== ================ ================== ==============  ===============

Cash flows (used in ) provided                               -
   by operating activities        $      (80,001) $    119,898    $     1,169      $      3,640    $            -    $    44,706
Cash flows  used in investing
   activities                            (5,933)      (712,293)          (861)             (188)                -       (719,275)
Cash flows provided by (used
   in) financing activities              518,433       657,465           (411)                -                 -      1,175,487
Effect of exchange rate on
   changes in cash                             -           720              -                 -                 -            720
Cash at the beginning
     of the period                         3,685        44,132            111                93                 -         48,021
Cash at the end of the period     $      436,184  $    109,922    $         8      $      3,545    $            -    $   549,659


         The following are summarized unaudited statements setting forth certain financial information concerning the Guarantors, the Non-Guarantor Subsidiaries and the Non-Wholly Owned Guarantor Subsidiary as of and for the three months ended September 30,1999 (in thousands).


                                       SFX                                            NON-WHOLLY                          SFX
                                  ENTERTAINMENT                       NON-             OWNED                        ENTERTAINMENT
                                       INC.                         GUARANTOR         GUARANTOR                           INC.
                                    (PARENT)        GUARANTORS     SUBSIDIARIES       SUBSIDIARY     ELIMINATIONS    CONSOLIDATED
                                 ---------------  -------------- ---------------- ------------------ --------------  ---------------
Revenue                          $           -    $     469,724  $        14,192  $         43,269   $         -     $   527,185
Operating expenses                       3,369          409,165           11,909            41,379             -         465,822
Interest expense, net                   22,431              689              498               (25)         (345)         23,248
Minority interest                            -              849                -                (7)            -             842
Provision for income taxes              22,728             (700)               -                 -             -          22,028
Extraordinary loss                       2,620                -                -                 -             -           2,620
                                 ---------------  -------------- ---------------- ------------------ --------------  ---------------
Net (loss) income                $     (51,148)   $      59,721  $         1,785  $          1,922   $       345      $   12,625
                                 ===============  ============== ================ ================== ==============  ===============

     The following are summarized unaudited statements setting forth certain financial information concerning the Guarantors, the Non-Guarantor Subsidiaries and the Non-Wholly Owned Guarantor Subsidiary as of and for the nine months ended September 30, 1998 (in thousands).


                                       SFX                                            NON-WHOLLY                          SFX
                                  ENTERTAINMENT                       NON-             OWNED                        ENTERTAINMENT
                                       INC.                         GUARANTOR         GUARANTOR                           INC.
                                    (PARENT)        GUARANTORS     SUBSIDIARIES       SUBSIDIARY     ELIMINATIONS    CONSOLIDATED
                                 ---------------  -------------- ---------------- ------------------ --------------  ---------------

Current assets                    $        8,910   $   144,927     $      8,295        $    3,595       $        -    $    165,727
Property and equipment, net                8,905       256,182            9,913                 -                -         275,000
Goodwill and other intangible
   assets, net                            29,972       843,100           21,297            10,560                -         904,929
Investment in subsidiaries             1,111,914        22,406                -                 -       (1,111,914)         22,406
Other assets                               3,648        16,768            3,070                 -                -          23,486
                                 ---------------  -------------- ---------------- ------------------ --------------  ---------------
   Total assets                   $    1,163,349   $ 1,283,383     $     42,575        $   14,155       (1,111,914)      1,391,548
                                 ===============  ============== ================ ================== ==============  ===============

Current liabilities               $       42,455   $   126,531     $      3,632        $    1,147      $         -     $   173,765
Long-term debt, less current
   portion                               697,753        29,379           12,767                 -          (12,767)        727,132
Other liabilities                         10,430        62,986              463               193                -          74,072
Minority interest                              -           454            1,289             2,125                -           3,868
Temporary equity                          16,500             -                -                                  -          16,500
Shareholders' equity                     396,211     1,064,033           24,424            10,690       (1,099,147)        396,211
                                 ---------------  -------------- ---------------- ------------------ --------------  ---------------
Total liabilities
    and shareholders' equity      $    1,163,349   $ 1,283,383     $     42,575        $   14,155      $(1,111,914)    $ 1,391,548
                                 ===============  ============== ================ ================== ==============  ===============


Revenue                           $            -   $   639,804     $     20,518        $   24,018                -     $   684,340
Operating expenses                        48,047       593,711           17,690            22,205                -         681,653
Interest expense, net                     27,669           615              507               (24)            (524)         28,243
Minority interest                              -           392              922                                  -           1,314
Provision for income taxes                     -         3,333                -                                  -           3,333
                                 ---------------  -------------- ---------------- ------------------ --------------  ---------------
Net (loss) income                 $      (75,716)  $    41,753     $      1,399        $    1,837              524         (30,203)
                                 ===============  ============== ================ ================== ==============  ===============



Cash flows (used in ) provided by
   operating activities           $      (45,994   $    55,868     $     (1,722)       $    14,155     $         -    $     22,307
Cash flows  used in investing
   activities                           (844,051)       (7,816)            (373)                 -               -        (852,240)
Cash flows provided by (used in)
   financing activities                  891,252         8,856               (5)           (10,560)              -         889,543
Cash at the beginning
     of the period                             -         2,916            3,063                  -               -           5,979
Cash at the end of the period    $         1,207   $    59,824     $        963        $     3,595 $             -    $     65,589


         The following are summarized unaudited statements setting forth certain financial information concerning the Guarantors, the Non-Guarantor Subsidiaries and the Non-Wholly Owned Guarantor Subsidiary as of and for the three months ended September 30, 1998 (in thousands).


                                       SFX                                            NON-WHOLLY                          SFX
                                  ENTERTAINMENT                       NON-             OWNED                        ENTERTAINMENT
                                       INC.                         GUARANTOR         GUARANTOR                           INC.
                                    (PARENT)        GUARANTORS     SUBSIDIARIES       SUBSIDIARY     ELIMINATIONS    CONSOLIDATED
                                 ---------------  -------------- ---------------- ------------------ --------------  ---------------
Revenue                             $        -     $   350,160     $     15,995        $     24,018    $        -     $   390,173
Operating expenses                       7,745         313,517           12,950              22,205             -         356,417
Interest expense, net                   12,361             143              208                 (24)         (167)         12,521
Minority interest                            -              (7)             923                   -             -             916
Provision for income taxes                   -           1,983                -                   -             -           1,983
                                 ---------------  -------------- ---------------- ------------------ --------------  ---------------
Net (loss) income                   $  (20,106)    $    34,524     $      1,914        $      1,837   $       167     $    18,336
                                 ===============  ============== ================ ================== ==============  ===============

         The summarized consolidated balance sheet concerning the Guarantors, the Non-Guarantor Subsidiary and the Non-Wholly Owned Guarantor Subsidiaries as of December 31, 1998 is included in the Company's 1998 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of SFX should be read in conjunction with the consolidated financial statements and related notes thereto included in this report and SFX's 1998 Annual Report on Form 10-K. The following discussion contains certain forward-looking statements that involve risks and uncertainties. SFX's actual results could differ materially from those discussed herein. Certain of the factors that could cause or contribute to the differences are discussed under "- Safe Harbor for Forward Looking Statements". SFX undertakes no obligation to publicly release the results of any revisions to these forward-looking statements made to reflect any future events or circumstances.

GENERAL

         SFX operates primarily in four major business segments within the live entertainment industry:

o the music segment, which includes booking and promoting music events and tours, producing music events and tours, and owning and operating concert and other entertainment venues;

o the theater segment, which includes owning and/or operating theatrical venues and the promotion and production of theatrical events, particularly touring Broadway shows;

o the sports segment, which includes talent representation and marketing of professional athletes and broadcasters, event management, television programming and production and the production and promotion of motor sports events; and

o the family entertainment & other segment, which includes the production and promotion of family-oriented events, marketing and consulting services, publishing of music related trade magazines and the production and distribution of network radio special events and concert programming.

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

         Revenue from ticket sales is affected primarily by the number of events SFX promotes, the average ticket price and the number of tickets sold. The average ticket price depends on the popularity of the artist whom SFX is promoting, the size and type of venue and the general economic conditions and consumer tastes in the market where the event is being held. Generally, the promoter or producer will agree to pay the artist the greater of a minimum guarantee or a profit sharing payment based on ticket revenue, less certain show expenses. The promoter or producer generally assumes the financial risk of ticket sales and is responsible for local production and advertising of the event. When the promoter or producer assumes the financial risk, all revenue and expenses associated with the event are recorded. Revenue received before the event date is initially recorded on the balance sheet as deferred revenue; after the event occurs, it is recorded on the statement of operations as gross revenue.

         SFX's most significant operating expenses are talent fees, production costs and venue operating expenses, including rent, advertising costs and insurance expense. The booking of talent in the concert promotion business generally involves contracts for limited engagements, often involving a small number of performances. As a producer, SFX is generally responsible for the booking of talent for a larger number of events, often an artist's entire tour. Talent fees depend primarily on the popularity of the artist, the ticket price that the artist can command at a particular venue and the expected level of ticket sales. Production costs and venue operating expenses have substantial fixed cost components and variable costs primarily related to expected attendance. Expenses are deferred on the balance sheet as prepaid event expenses until the event occurs.

         Theater

         SFX's theatrical operations are directed mainly towards the presentation of Broadway shows at owned and/or operated venues and the production and promotion of touring Broadway shows, which generate revenues primarily from ticket sales and sponsorships. The principal source of revenue at owned and/or operated venues is rental income from production companies, merchandise sales and concession sales. Touring Broadway shows are typically revivals of previous commercial successes or reproductions of established theatrical shows currently playing on Broadway in New York City. SFX may also participate in ancillary revenues, such as concessions and merchandise sales, depending on its agreement with a particular local promoter/venue operator. Revenue from ticket sales is primarily affected by the popularity of the production and the general economic conditions and consumer tastes in the particular market and venue where the production is presented. To reduce its dependency on the success of any single touring production, SFX sells advance annual subscriptions that provide the purchaser with tickets for all of the shows that SFX intends to tour in the particular market during the touring season. Historically, approximately 28% of ticket sales for touring Broadway shows presented by SFX were sold through advance annual subscriptions. Subscription related revenues received before the event date and other advanced ticket sales are initially recorded on the balance sheet as deferred revenue; after the event occurs, they are recorded on the statement of operations as gross revenue. Promotion expenses are capitalized during the year on the balance sheet as prepaid event expenses until the event occurs. Production expenses are capitalized on the balance sheet as prepaid event expenses until the tour begins, at which time all costs are amortized over the expected life of the tour, which is generally less than one year. Subscriptions for touring Broadway shows typically cover approximately two-thirds of SFX's break-even cost point for those shows.

                  Principal operating expenses related to touring shows include talent, rent, advertising and royalties. Talent costs are generally fixed once a production is cast. Rent and advertising expense may be either fixed or variable based on the arrangement with the particular local promoter/venue operator. Royalties are generally paid as a percentage of gross ticket sales.

         SFX also makes equity investments in original Broadway productions, principally as a means to obtain the touring rights for such shows. These investments are generally accounted for using either the equity method or the cost method of accounting, based on the percentage of ownership. SFX monitors the recoverability of these investments on a regular basis, and SFX may be required to take write-offs if the original production closes or if SFX determines that the production will not recoup the investment. The timing of any write-off could materially adversely affect the operating results of the theatrical segment in a particular period.

         Sports

         SFX is a leading fully integrated sports marketing and management company specializing in the representation of sports athletes and broadcasters, integrated event management, television programming and production and marketing consulting services. SFX's talent representation and marketing activities consist principally of the representation of sports athletes and broadcasters in contract and endorsement negotiations. SFX also provides certain investment advisory services to its clients. SFX typically receives a percentage of monies earned by its clients and a percentage of the endorsement deals negotiated by SFX. Revenue from these sources is recognized ratably over the period of the negotiated agreement. Revenue from these sources is dependent upon a number of variables, many of which are outside SFX's control, including a player's skill, health, public appeal and the appeal of the sport in which the player participates. Principal operating expenses include salaries, wages and travel and entertainment expenses.

         The owners of the teams in the NBA locked out their players from participation in league activities which caused cancellation of some of the games for the 1998-99 basketball season. The suspension of the NBA season ended on January 6, 1999, and the NBA season began February 5, 1999 with a reduced game schedule. The cancellation of over 30 games per team for the 1998-1999 NBA season had a negative impact on the sports segment's revenues and EBITDA in the fourth quarter of 1998 and the first quarte of 1999.

         SFX's motor sports activities consist principally of the production and promotion of specialized motor sports, which generate revenues primarily from ticket sales and sponsorships, as well as merchandising and video rights associated with producing motor sports events. Ticket prices for these events are generally lower than for theatrical or music concert events. Revenue from these sources is primarily affected by the type of event and the general economic conditions and consumer tastes in the particular markets and venues where the events are presented. Event-related revenues received before the event date are initially recorded on the balance sheet as deferred revenue. After the event occurs, they are recorded on the statement of operations as gross revenue.

         Operating expenses associated with motor sports activities include talent, rent, track preparation costs, security and advertising. These operating expenses are generally fixed costs that vary based on the type of event and venue where the event is held. Expenses are deferred on the balance sheet as prepaid event expenses until the event occurs.

         Under certain circumstances, SFX may be required to sell either its motor sports or theatrical lines of business, as described below.

         Family Entertainment & Other

         The family entertainment segment produces and presents family-oriented entertainment such as children's theatrical shows, dance shows, ice-skating, gymnastic shows and Titanic exhibits worldwide. SFX's other principal businesses include the production and distribution of radio industry trade magazines, the production of radio programming content and the provision of radio airplay and music retail research services. The primary sources of revenues from these activities include the sale of advertising space in its publications and the sale of advertising time on radio stations that carry its syndicated shows, subscription fees for its trade publications and subscription fees for access to its database of radio play lists and audience data. Revenues generally vary based on the overall advertising environment and competition.

         SFX also provides marketing and consulting services pursuant to contracts with individual clients for specific projects. Revenues from and costs related to these services vary based on the type of service being provided and the incremental associated costs.

1998 ACQUISITIONS

         During 1998, SFX completed the following acquisitions (in thousands):


                                       Cash
                                   Consideration     Value of     Number
                         Date       And Assumed       Stock     Of Shares                    Business
Company                Acquired         Debt          Issued      Issued                     Segment
---------------------  --------    -------------    ----------  ----------   ------------------------------------------------------
Bill Graham Presents   2/24/98       $     72,827   $    7,500         845   Music and Family Entertainment & other
PACE and Pavilion      2/25/98            220,683       20,000       2,250   Music, Theatrical and Sports
Contemporary           2/27/98             82,702       16,834       1,895   Music  and Family Entertainment & other
Network                2/27/98             56,784       10,000       1,125   Other
Concert/Southern        3/4/98             16,908            -           -   Music
FAME                    6/4/98             82,241       35,960       1,500   Sports
Don Law                 7/2/98             92,195            -           -   Music
Magicworks             9/11/98            115,740            -           -   Theatrical and Family Entertainment & other
                                                                             Music, Theatrical, Sports, Family Entertainment
Other acquisitions     Various            166,961       11,000         563   and Other
                                  ---------------   ----------  ----------
Total                                 $   907,041     $101,294       8,178
                                  ===============   ==========  ==========

         The above table is a summary of the 1998 Acquisitions. The funds required to finance the 1998 Acquisitions were obtained from the $350.0 million Senior Subordinated Note offering in February 1998, SFX's then-existing senior credit facility and SFX's May 1998 equity offering. A detailed description of the 1998 Acquisitions is also included in the Company's 1998 Annual Report on Form 10-K.

         Pursuant to the agreements related to the 1998 Acquisitions, SFX:

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

1999 ACQUISITIONS


                                       Cash
                                   Consideration     Value of     Number
                         Date       And Assumed       Stock     Of Shares                    Business
Company                Acquired         Debt          Issued      Issued                     Segment
---------------------  --------    -------------    ----------  ----------   ------------------------------------------------------
Cellar Door            2/19/99     $    76,788       $  20,000         519      Music
Marquee                3/16/99          33,546          81,669       2,103      Sports
Nederlander            3/16/99          95,625           -              -       Music
Livent                 8/27/99         100,809           -              -       Theatrical
Apollo                 9/17/99         218,942          37,472         980      Theatrical and Family Entertainment & Other
Other acquisitions     Various         149,961          15,745         397      Music, Theatrical, Sports, Family Entertainment
                                                                                and Other
                                   ---------------    ---------    ----------
Total                              $   675,671        $154,886       3,999
                                   ===============    ==========   ==========

         Cellar Door

         On February 19, 1999, SFX purchased all of the issued and outstanding capital stock of the Cellar Door Group of companies for a purchase price of $70.0 million in cash, 519,357 shares of Class A Common Stock with an issue date value of $20.0 million, and $8.5 million payable in five equal annual installments beginning on the first anniversary of the closing date. In addition, SFX has agreed to issue to the seller options to purchase 150,000 shares of Class A Common Stock in equal installments ove the five-year period following the closing date. SFX financed this acquisition with a portion of the net proceeds of the February 1999 Equity Offering.

         Nederlander

         On March 16, 1999, SFX acquired certain interests in seven venues and other assets of Nederlander for an aggregate purchase price of approximately $95.6 million in cash. The agreement relating to the Mesa del Sol Centre for the Performing Arts provides for additional payments based on the financial performance of this venue. In the third quarter of 1999, SFX renegotiated the agreement with respect to the Crown Arena whereby SFX relinquished its financial interest in exchange for a revised long- term venue management agreement. SFX financed this acquisition with a portion of the net proceeds of the 1999 Equity Offering and borrowings under its then-existing senior credit facility.

         Marquee

         On March 16, 1999, SFX merged with The Marquee Group, Inc. In connection with the merger, SFX issued approximately 2.1 million shares of SFX Class A Common Stock with a value of approximately $81.7 million on the date of the merger and repaid $33.5 million of Marquee's debt. SFX financed the cash portion of the acquisition with borrowings under SFX's then-existing senior credit facility. In the third quarter, SFX spun-off the operations of QBQ, Inc, whose primary business is the representation of artists in the music industry as agent. The newly formed company is an independent company in which SFX does not have a management or ownership interest. In connection with the spin-off, as of September 30, 1999, SFX has loaned the newly formed company $5.0 million, which has been recorded as an other asset on the consolidated balance sheet. The newly formed company is in the process of obtaining independent financing.

         Livent

         On August 27, 1999, the Company purchased certain assets of Livent, Inc., and its affiliates, including three theaters and intellectual property rights to several current and future Broadway productions, including Ragtime, Fosse, Phantom of the Opera and Seussical. The purchase price for this acquisition was approximately $100.8 million, consisting of $79.3 million in cash, $18.4 million of deferred purchase consideration and $3.1 million of debt assumed, subject to post-closing adjustments. SFX financed the cash portion of the acquisition with a portion of the net proceeds from the August 1999 Equity Offering.

         Apollo

         In September 17, 1999, SFX acquired Apollo Leisure Group plc, the largest live theater operator as well as one of the largest providers of entertainment and leisure management services in the U.K. The total purchase price for the acquisition was approximately $256.4 million, comprised of approximately $196.4 million in cash, 979,667 shares of Class A common stock with a value of approximately $37.5 million and the assumption of net liabilities of approximately $22.5 million, subject to post-closing adjustments. Apollo operates, among other venues, three arenas and a network of 23 theaters. In connection with the Apollo acquisition, SFX acquired 100% of Barry Clayman Concerts, which is a leading promoter of concert and other live entertainment events throughout in the U.K. SFX financed the cash portion of the purchase price with borrowings under the Senior Credit Facility.

         Other Acquisitions

         During the first quarter of 1999, SFX also completed the acquisitions of The Entertainment Group, Inc., a concert and theatrical producer and promoter with operations in Chicago and Mexico City; Integrated Sports International, Inc., a full-service sports marketing company; and a company involved in business management and tour production in music and the performing arts. In addition, SFX entered into a long-term marketing and consulting agreement with respect to the Rosemont Horizon and Rosemon Theater in the Chicago area and purchased a theater in Denver, Colorado. The total consideration for these acquisitions and the long-term marketing and consulting agreement consisted of $68.6 million in cash and 142,766 shares of Class A Common Stock valued at $5.2 million. SFX financed these acquisitions with the proceeds from the February 1999 Equity Offering and borrowings under SFX's then-existing senior credit facility. In addition, SFX may be required to make additional payments of up to $13.0 million in cash and 75,000 shares of Class A Common Stock based on the financial performance of certain of these acquired companies.

         During the second quarter of 1999, SFX completed the acquisitions of Hendricks Management Company, Inc. which represents and provides financial consulting services to team sports athletes, primarily in professional baseball, and a fifty percent interest in A.H. Enterprises, a leading promoter of urban music. The total consideration for these acquisitions was approximately $23.2 million in cash and $4.1 million in deferred purchase consideration. SFX financed these acquisitions with borrowings under SFX's then-existing senior credit facility and cash on hand. In addition, SFX may be required to make additional payments, in shares of SFX Class A Common Stock, based on the cumulative financial performance of Hendricks Management Company, Inc. through December 31, 2002. In addition, the Company invested $8.7 million in certain entertainment and sports related Internet companies.

         In addition, during the third quarter of 1999, SFX completed the acquisitions of (1) Candid Productions, Inc., a producer of sports entertainment, primarily professional figure skating, (2) Tellem & Associates, which represents team sports athletes, primarily in professional baseball and basketball and (3) Midland Concert Promotions Group Limited, a concert promotion and motor sports venue operator in the United Kingdom. The total consideration for these acquisitions was approximately $59.8 million consisting of $42.6 million in cash, and 253,666 shares of Class A Common Stock valued at $10.5 million and $6.7 million in deferred purchase consideration. SFX financed these acquisitions with cash on hand, the portion of the net proceeds of the August 1999 Equity Offering and borrowings under the Senior Credit Facility.

         SFX's 1998 and 1999 Acquisitions were accounted for using the purchase method of accounting. The purchase price of certain of the 1998 and 1999 Acquisitions has been preliminarily allocated to the assets acquired and the liabilities assumed and are subject to change. Operating results of the 1998 and 1999 Acquisitions are included herein from their respective acquisition dates. The intangible assets created in the purchase transactions will generally be amortized against future earnings, if any over periods up to 15 years. The amount of amortization will be substantial and will continue to affect SFX's operating results in the future. These expenses, however, do not result in an outflow of cash by SFX and do not impact EBITDA.

         Recent Acquisitions and dispositions

         EMA Telstar

         On October 4, 1999, the Company purchased EMA Telstar, a venue owner and a promoter and producer of live entertainment in Sweden for approximately $27.9 million in cash. The acquisition was financed with a portion of the net proceeds from the August 1999 Equity Offering.

         Mojo Works

         On October 25, 1999, the Company purchased 80% of the Mojo Works group of companies, a promoter and producer of live entertainment in the Netherlands for approximately $39.7 million in cash, including working capital, subject to post-closing adjustments. The acquisition was financed with a portion of the net proceeds from the August 1999 Equity Offering.

         Sale of assets

         On October 13, 1999, the Company sold SFX Network's radio show prep services division for $11.7 million.

         Pending Acquisitions

         SFX is also currently pursuing certain additional acquisitions; however, it has not entered into any definitive agreements with respect to such acquisitions, and there can be no assurance that it will do so. SFX's ability to complete acquisitions in the future and successfully integrate acquired entities are important components of its business strategy. If SFX is unable to do so, its business and stock price may suffer. See - "Safe Harbor for Forward Looking Statements".

1999 FINANCINGS

         February 1999 Equity Offering

         In February 1999, SFX consummated an offering of 7,423,500 shares of the Company's Class A Common Stock at an offering price of $37.00 per share and received net proceeds of approximately $260.7 million. SFX used the net proceeds to finance certain of the 1999 Acquisitions.

         August 1999 Equity Offering

         In August 1999, SFX consummated an offering of 8,625,000 shares of the Company's Class A Common Stock at an offering price of $41.00 per share and received net proceeds of approximately $338.7 million. SFX used a portion of the net proceeds to finance certain of the 1999 Acquisitions and intends to use the remaining portion of the net proceeds for general corporate purposes, including potential future acquisitions.

         Senior Credit Facility

         On August 23, 1999, SFX entered into a new seven-year $1.1 billion Senior Credit Facility which replaced the existing $350 million Senior Credit facility and modified certain covenants. The new Senior Credit Facility is comprised of a $250.0 million multi-draw, multi-currency term loan maturing on December 31, 2005 (the "Term A Loan"), a single-draw, $600 million U.S. dollar term loan maturing on June 30, 2006 (the "Term Loan B") and a $250.0 million reducing revolver having a letter of credit sub-limit of $75.0 million maturing on December 31, 2005. The Company recorded a $2.6 million extraordinary loss on the early extinguishment of debt, net of taxes, related to the replaced facility.

         Consent Solicitation

         In July 1999, SFX completed a consent solicitation with respect to its outstanding 9 1/8% Senior Subordinated Notes whereby it obtained approval from the holders of the notes to modifications of certain covenants in the indentures governing the notes. The modifications, among other things, provided SFX with more flexibility to make investments and acquisitions internationally and permit SFX's foreign subsidiaries to incur indebtedness, subject to certain limitations. Fees associated with the transaction totaled $13.7 million and have been recorded as debt issuance costs.

RESULTS OF OPERATIONS

         The operating performance of entertainment companies, such as SFX, is measured, in part, by their ability to generate EBITDA. Further, SFX uses EBITDA, excluding non-cash and non-recurring charges, as the primary indicator of its operating performance and secondarily as a measure of liquidity. "EBITDA" is defined as earnings before interest, taxes, minority interest and d epreciation and amortization. EBITDA, as presented herein, also excludes non-cash and non-recurring charges. Although EBITDA is not a measure of performance calculated in accordance with GAAP, SFX believes that the entertainment industry accepts EBITDA as a generally recognized measure of performance and analysts who report publicly on the performance of entertainment companies use EBITDA. Nevertheless, you should not consider this measure in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. EBITDA, as SFX calculates it, may not be comparable to calculations of similarly titled measures presented by other companies.

         SFX's operations and revenues have been largely seasonal in nature, with generally higher revenues generated in the second and third quarters. For example, on a pro forma basis for the 1998 and 1999 Acquisitions, SFX generated approximately 60% of its revenues in the second and third calendar quarters during the twelve months ended September 30, 1999. SFX's outdoor venues are primarily used in the summer months and do not generate substantial revenue in the late fall, winter and early spring. Similarly, the musical concerts that SFX promotes largely occur in the second and third quarters. SFX's entertainment marketing and consulting in connection with musical concerts also generate a large share of revenues in the second and third quarters.

         Therefore, the seasonality of SFX's business causes, and will continue to cause, a significant variation in SFX's quarterly operating results. However, this variation is somewhat offset with non-summer seasonal businesses such as motor sports, which is winter-seasonal, and touring Broadway shows, which typically tour between September and May. In addition, the acquisitions of FAME, Marquee, Integrated Sports International, Hendricks and Tellem in the sports segment are expected to lessen the seasonal variations associated with the music segment, since the these businesses generally earn revenue ratably over the year. The recent acquisitions of Apollo and Livent will also lessen the seasonal variation since the presentation of theatrical shows at owned or operated venues generally produces revenue relatively evenly over the year, with the fourth quarter being the strongest quarter.

HISTORICAL RESULTS

         Three months ended September 30, 1999 as compared to the three months ended September 30, 1998

         During 1998 and the first nine months of 1999, SFX made significant acquisitions in each of its business segments. The 1998 and 1999 Acquisitions were the primary reason for the third quarter of 1999 increases in revenue, EBITDA and operating income, before corporate charges, in each of the segments, as compared to the comparable period in 1998. The following table summarizes each segment's operating performance for the three months ended September 30, 1999 and 1998 (in thousands):

                                     Revenue                        EBITDA                            Operating income
                                1999          1998            1999            1998         1999            1998
                            -----------    ----------     ----------      ----------     ---------      ----------
Segments:
     Music................. $   368,059    $  299,946     $   74,683      $   49,409     $  56,790      $   36,540
     Theatrical............      51,361        46,534          5,336           2,602         2,310             444
     Sports................      28,163         6,133          9,155           1,217         4,159          (1,268)
     Family entertainment
        & other............      79,602        37,560         11,256           5,985         4,530           4,682
                            -----------    ----------     ----------      ----------     ---------      ----------
Segment performance             527,185       390,173        100,430          59,213        67,789          40,398
    Corporate ............            -             -         (4,070)         (3,407)      (6,426)          (6,642)
                            -----------    ----------     ----------      ----------     ---------      ----------
Total...................... $   527,185    $  390,173     $   96,360      $   55,806     $  61,363      $   33,756
                            ===========    ==========     ==========      ==========     =========      ==========

         Music Revenue increased by $68.1 million to $368.0 million for the three months ended September 30, 1999, compared to $299.9 million for the three months ended September 30, 1998. EBITDA increased by $25.3 million to $74.7 million from $49.4 million. Operating income increased by $20.3 million to $56.8 million from $36.5 million. Approximately $54.1 million of the increase in revenue was the result of incremental revenues from the acquisitions of Cellar Door and Nederlander and approximatel $14.0 million of the increase was primarily the result of increased touring activity, including radio festivals, and increased ticket sales, sponsorships and concessions at companies owned during both periods. The increase in EBITDA reflected a $15.4 million improvement at businesses owned for both periods, primarily as a result of the increases mentioned above and $9.9 million related to the music segment acquisitions in 1999. The increase in operating income of $20.3 million resulted from the increase in EBITDA, partially offset by increased depreciation and amortization expense related to the acquisitions and a non-recurring loss related to the Company's Latin American touring activities.

         Theatrical Revenue increased by $4.9 million to $51.4 million for the three months ended September 30, 1999, compared to $46.5 million for the three months ended September 30, 1998. EBITDA increased by $2.7 million to $5.3 million from $2.6 million. Operating income increased by $1.9 million to $2.3 million from $444,000. SFX experienced a $17.9 million increase in revenue from the acquisitions of Apollo and Livent which was partially offset by a $13.0 million decline in revenue resulting from decreased theatrical touring activity in certain markets during the third quarter of 1999. The increase in EBITDA reflected a $3.7 million contribution from the theatrical segment acquisitions in 1999 and a $1.0 million decrease related to decreased theatrical touring activity in certain markets. The increase in operating income of $1.9 million resulted from the increase in EBITDA, partially offset by increased depreciation and amortization expense related to the acquisitions.

         Sports Revenue increased by $22.1 million to $28.2 million for the three months ended September 30, 1999, compared to $6.1 million for the three months ended September 30, 1998. EBITDA increased by $8.0 million to $9.2 million from $1.2 million. Operating income increased by $5.5 million to $4.2 million from an operating loss of $1.3 million. Approximately $22.1 million of the increase in revenue was the result of incremental revenue from the acquisitions of Marquee, Integrated Sports International and Hendricks Management Company. The increase in EBITDA reflected a $7.0 million increase related to the sports companies acquired during 1999 and a $1.0 million improvement at companies owned for both periods, primarily from increased sports representation activity. The increase in operating income of $5.5 million resulted from the increase in EBITDA, partially offset by increased depreciation and amortization expense related to the acquisitions.

         Family Entertainment & Other Revenue increased by $42.0 million to $79.6 million for the three months ended September 30, 1999, compared to $37.6 million for the three months ended September 30, 1998. EBITDA increased by $5.3 million to $11.3 million from $6.0 million. Operating income decreased by $152,000 to $4.5 million from $4.7 million. Approximately $32.0 million of the increase in revenue was the result of the increase in national sponsorship activity, increased marketing, merchandising and events and approximately $10.0 million of the increase related to the acquisition of Magicworks. The increase in EBITDA of $5.3 million primarily reflects the increase in national sponsorship activity. The decrease in operating income of $153,000 resulted from increased depreciation and amortization expense related to the acquisitions, partially offset by the increase in EBITDA

         Corporate Corporate expenses, including non-cash charges and depreciation and amortization, were $6.4 million for the three months ended September 30, 1999 compared to $6.6 million for the three months ended September 30, 1998. This decrease in corporate expenses reflects decreased amortization expense in 1999, partially offset by the additional administrative overhead needed to support the growth of SFX's operations.

         Interest expense, net of investment income, was $23.2 million in the three months ended September 30, 1999, compared to $12.5 million for the three months ended September 30, 1998, primarily as a result of the additional debt incurred to consummate the 1998 and 1999 Acquisitions.

         Minority interest was $842,000 for the three months ended September 30, 1999, compared to $916,000 for the three months ended September 30, 1998.

         SFX recorded an income tax provision of $22.0 million and $2.0 million for the three months ended September 30, 1999 and 1998, respectively. The current quarter provision is for federal, state and local taxes. The provision is different from the statutory rate as a result of non-deductible goodwill amortization. While SFX has provided for income taxes through the third quarter, it does not expect to pay any taxes for 1999, other than federal alternative minimum tax ("AMT") and state and local taxes, as a result of the utilization of significant Net Operating Loss ("NOL") carryforwards that were previously recognized for book purposes. The provision for income taxes in 1998 was primarily related to state and local taxes. No federal tax benefit was recorded in 1998 due to the uncertainty of realizing a tax benefit for SFX's losses.

         SFX recorded a $2.6 million extraordinary loss on the early extinguishment of debt, net of $1.7 million of taxes, in the third quarter of 1999 related to the write-off of unamortized costs incurred to complete the $350 million prior senior credit facility which was replaced with the $1.1 billion Senior Credit Facility in August of 1999.

         SFX's net income decreased to $12.6 million for the three months ended September 30, 1999, as compared to $18.3 million for the three months ended September 30, 1998, due to the factors discussed above. SFX's net income applicable to common shares decreased to $11.7 million for the three months ended September 30, 1999, as compared to $17.5 million for the three months ended September 30, 1998 as a result of factors discussed above.

         Nine months ended September 30, 1999, as compared to the Nine months ended September 30, 1998.

         During 1998 and the first nine months of 1999, SFX made significant acquisitions in each of its business segments. The 1998 and 1999 Acquisitions were the primary reason for the increases, during the first nine months of 1999, in revenue, EBITDA and operating income, before corporate charges, in each of the segments, as compared to the comparable period in 1998. The following table summarizes each segment's operating performance for the nine months ended September 30, 1999 and 1998 (in thousands):


                                       Revenue                      EBITDA                      Operating income

                                    1999         1998            1999           1998           1999            1998
                              -----------   ----------     -----------    -----------     -----------     ------------
Segments:
     Music.................     $ 718,452   $  478,880     $   114,038    $    58,700     $    60,111     $     35,381
     Theatrical............       192,337      114,997          17,721         10,423          10,759            6,796
     Sports................       110,721       17,919          28,218          2,009          14,473           (1,659)
     Family entertainment
        & other............       189,481       72,544          23,185         12,588           7,405            9,801
                              -----------   ----------     -----------    -----------     -----------     ------------
 Segment performance......      1,210,991      684,340         183,162         83,720          92,748           50,319
 Corporate                              -            -         (13,842)        (7,757)        (19,728)         (47,632)
                              -----------   ----------     -----------    -----------     -----------     ------------
Total......................   $ 1,210,991   $  684,340     $   169,320    $    75,963     $    73,020     $      2,687
                              ===========   ==========     ===========    ===========     ===========     ============


         Music Revenue increased by $239.6 million to $718.5 million for the nine months ended September 30, 1999, compared to $478.9 million for the nine months ended September 30, 1998. EBITDA increased by $55.3 million to $114.0 million from $58.7 million. Operating income increased by $24.7 million to $60.1 million from $35.4 million. Approximately $161.5 million of the increase in revenue was the result of incremental revenue from the acquisitions of Cellar Door, Nederlander and Don Law and approximately $78.1 million of the increase was the result of increased touring activity, including radio festivals, and increased ticket sales, sponsorships and concessions at businesses owned during both periods. The increase in EBITDA reflected a $37.7 million improvement at businesses owned for both periods, primarily as a result of the increased activity mentioned above. and $17.6 related to the music segment acquisitions. The increase in operating income of $24.7 million resulted from the increase in EBITDA, partially offset by increased depreciation and amortization expense related to the acquisitions and a non-recurring loss related to the Company's Latin American touring activities.

         Theatrical Revenue increased by $77.3 million to $192.3 million for the nine months ended September 30, 1999, compared to $115.0 million for the nine months ended September 30, 1998. EBITDA increased by $7.3 million to $17.7 million from $10.4 million. Operating income increased by $4.0 million to $10.8 million from $6.8 million. Approximately $62.8 million of the increase in revenue was the result of incremental revenue from the acquisitions of Apollo and Livent and approximately $14.5 million of the increase was the result of increased theatrical touring activity during 1999. The increase in EBITDA reflected an $11.0 million contribution from the theatrical segment acquisitions in 1999 and a $3.7 million decrease related to a stronger theatrical touring season in 1998. The increase in operating income of $4.0 million resulted from the increase in EBITDA, partially offset by increased depreciation and amortization expense related to the acquisitions.

         Sports Revenue increased by $92.8 million to $110.7 million for the nine months ended September 30, 1999, compared to $17.9 million for the nine months ended September 30, 1998. EBITDA increased by $26.2 million to $28.2 million from $2.0 million. Operating income increased by $16.2 million to $14.5 million from an operating loss of $1.7 million. Approximately $82.9 million of the increased revenue was the result of incremental revenue from entities acquired by the sports segment, that were owned for the full nine months in 1998, and an increase of $9.9 million related to increased sports representation and motor sports activity. The increase in EBITDA reflected a $22.1 million increase related to the sports companies acquired during 1998 and 1999 and a $4.1 million improvement at companies owned for both periods, primarily increased sports representation activity. The increase in operating income of $16.2 million resulted from the increase in EBITDA, partially offset by increased depreciation and amortization expense related to the acquisitions.

         Family Entertainment & Other Revenue increased by $117.0 million to $189.5 million for the nine months ended September 30, 1999, compared to $72.5 million for the nine months ended September 30, 1998. EBITDA increased by $10.6 million to $23.2 million from $12.6 million. Operating income decreased by $2.4 million to $7.4 million from $9.8 million. Approximately $59.7 million of the increase in revenue was primarily the result of increased national sponsorship activity, increased marketing, merchandising and events and $57.3 million was the result of incremental revenues from entities acquired by the family entertainment & other segment that were not owned for the full nine months in 1998. The increase in EBITDA of $10.6 million primarily reflects the increase in national sponsorship activity, publishing and merchandising. The decrease in operating income of $2.4 million resulted from increased depreciation and amortization expense related to the acquisitions, partially offset b the increase in EBITDA.

         Corporate Corporate segment related expenses, including non-cash charges and depreciation and amortization, were $19.7 million for the nine months ended September 30, 1999 compared to $47.6 million for the nine months ended September 30, 1998. Corporate expenses related to administrative overhead increased to $13.8 million from $7.8 million, largely as a result of the growth of SFX's operations. Depreciation and amortization expense decreased to $2.8 million from $7.0 million primarily a a result of the accelerated amortization of the Triathlon asset in 1998. The non-cash charges in 1999 and 1998 consisted of: 1) $3.1 million in 1999 related to 517,500 options which vest over six years and have an exercise price of $3.67 per share and a deferred compensation plan for each non-employee director, adopted in January 1998, whereby each director was credited with the right to receive 8,183 shares of Class A Common Stock based upon a stock price of $3.67 per share and 2) $32.9 million in 1998 consisting of (a) $23.9 million of compensation related to the sale of 975,000 shares of Class B Common Stock and 285,000 shares of Class A Common Stock at a purchase price of $1.33 per share to certain executive officers pursuant to employment agreements, (b) $7.5 million associated issuance of 370,766 shares of Class A Common Stock to Mr. Sillerman in connection with the Meadows Repurchase and (c) $573,000 related to the issuance of stock options to certain executive officers pursuant to employment agreements exercisable for an aggregate of 378,750 shares of Class A Common Stock. These options vest over six years and have an exercise price of $3.67 per share.

         Interest expense, net of investment income, was $60.5 million in the nine months ended September 30,1999, compared to $28.2 million for the nine months ended September 30,1998, primarily as a result of the additional debt incurred to consummate the 1998 and 1999 Acquisitions.

         Minority interest was $1.3 million in each of the nine months periods ended September 30,1999 and 1998.

         The Company recorded an income tax provision of $23.6 million and $3.3 million for the nine months ended September 30, 1999 and 1998, respectively. The current quarter provision is for federal, state and local taxes. The provision is different from the statutory rate as a result of non-deductible goodwill amortization. While the company has provided for income taxes through the third quarter, it does not expect to pay any taxes for 1999 other than federal alternative minimum tax ("AMT") and state and local taxes, as a result of the utilization of significant Net Operating Loss ("NOL") carryforwards that were previously recognized for book purposes. The provision for income taxes in 1998 was primarily related to state and local taxes. No federal tax benefit was recorded in 1998 due to the uncertainty of realizing a tax benefit for SFX's losses.

         The Company recorded a $2.6 million extraordinary loss on the early extinguishment of debt, net of $1.7 million of taxes, in the third quarter of 1999 related to the write-off of unamortized costs incurred to complete the $350 million prior senior credit facility which was replaced with the $1.1 billion Senior Credit Facility in August of 1999

         SFX's net loss decreased to $15.1 million for the nine months ended September 30, 1999, as compared to net loss of $30.2 million for the nine months ended September 30, 1998, due to the factors discussed above. SFX's net loss applicable to common shares decreased to $17.7 million for the nine months ended September 30, 1999, as compared to $32.1 million for the nine months ended September 30, 1998 as a result of factors discussed above and the increased accretion on stock subject to redemption.


LIQUIDITY AND CAPITAL RESOURCES

         SFX's principal need for funds has been for acquisitions, interest expense, working capital needs, certain payments in connection with the SFX spin-off and capital expenditures. SFX's principal sources of funds have been proceeds from the two note offerings, proceeds from the three public equity offerings, borrowings under its senior credit facilities and cash flows from operations.

         Historical Cash Flows

         Net cash provided by operations was $44.7 million for the nine months ended September 30, 1999, as compared to $22.3 million for the nine months ended September 30, 1998. The increase was primarily attributable to acquisitions, improved operating results partially offset by working capital changes.

         Net cash used in investing activities for the nine months ended September 30, 1999 was $719.3 million as compared to $852.2 million for the nine months ended September 30, 1998. The decrease in the use of funds was primarily the result of less acquisition activity in the nine months of 1999 as compared to the comparable period in 1998.

         Net cash provided by financing activities for the nine months ended September 30, 1999 was $1.18 billion as compared to $889.5 million for the nine months ended September 30,1998. During the first nine months of 1999, SFX completed the 1999 February Equity Offering, resulting in net proceeds of $260.7 million, the August 1999 Equity Offering, resulting in net proceeds of $338.7 million and received net proceeds of $3.2 million related to the exercise of employee stock options. The Company also had net borrowings under its senior credit facilities of $615.7 million and repaid $8.7 million of other debt. The proceeds from the issuance of stock and borrowings under its senior credit facilities were used to complete the 1999 Acquisitions and also increased cash on hand. In addition, the SFX paid $34.1 million in debt issuance costs. During the nine months ended September 30, 1998, SFX completed a note offering for $350.0 million, had borrowings of $346.0 million under its then-existing senior credit facility, completed an equity offering in May 1998 resulting in net proceeds of $330.7million, and repaid other debt of $5.5 million. In addition, SFX made Spin-Off related payments of $113.9 million and incurred debt issuance costs of $17.5 million.

Recent Acquisitions

      On October 4, 1999, the Company purchased EMA Telstar for approximately $27.9 million in cash and on October 25, 1999, the Company purchased 80% of the Mojo Works group of companies for approximately $39.7 million in cash, including working capital, subject to post-closing adjustments. These acquisitions were purchased with cash on hand.

         Potential Future Acquisitions

         Consistent with its operating strategy, SFX is currently negotiating additional acquisitions and expects to pursue additional acquisitions in the live entertainment business in the future. However, SFX has not entered into any definitive agreements with respect to such acquisitions and there can be no assurance that it will do so. The Company expects to use it cash on hand and amounts available under its Senior Credit Facility to complete any future acquisition. However, acquisitions may also result in SFX:

o issuing more of its stock, which may dilute the value of the outstanding stock of SFX;


o        incurring a substantial amount of additional debt; and/or


o        amortizing expenses related to goodwill and other intangible assets.

         However, there can be no assurance that SFX will be able to identify attractive acquisition opportunities in the future or obtain financing for such acquisitions on terms acceptable to SFX or at all. In addition, there can be no assurance that SFX would be able to successfully integrate acquired businesses. Any or all of these factors could have a material adverse impact on SFX's business, financial condition and results of operations. See "--Safe Harbor for Forward-Looking Statements and--Risk Factors--If SFX is unable to complete other acquisitions in the future, SFX's business and stock price may suffer" and "If SFX is unable to integrate its various businesses, its overall business may suffer" as contained in SFX's 1998 Annual Report on Form 10-K

         Interest on Notes and Borrowings under the Senior Credit Facility

         SFX has incurred and expects to continue to incur substantial amounts of indebtedness to finance acquisitions, for capital expenditures and for other corporate purposes. As a result, SFX is, and expects to remain in the foreseeable future, highly leveraged. On February 11, 1998, SFX completed the offering of $350.0 million aggregate principal amount of its 9 1/8% senior subordinated notes. Interest of approximately $16.0 million is payable on the notes on February 1 and August 1 of each year, and the notes mature on February 1, 2008. On November 25, 1998, SFX completed the offering of $200.0 million aggregate principal amount of its 9 1/8% Senior Subordinated Notes. Interest of $9.1 million is payable on these notes on June 1 and December 1 of each year, and the notes mature on December 1, 2008. SFX's substantial leverage could adversely affect its business.

         In July 1999, the Company completed a consent solicitation which modified certain covenants to provide SFX greater flexibility to pursue its operating strategy, including foreign acquisitions. The Company paid fees related to the transaction of approximately $13.7 million.

         In August 1999, SFX completed a new seven-year $1.1 billion Senior Credit Facility which replaced the SFX's existing $350 million senior credit facility and modified certain covenants. The new Senior Credit Facility is comprised of a $250.0 million multi-draw, multi-currency term loan maturing on December 31, 2005 (the "Term A Loan"), a single-draw, $600 million U.S. dollar term loan maturing on June 30, 2006 (the "Term Loan B") and a $250.0 million reducing revolver, maturing on December 31, 2005, having a letter of credit sub-limit of $75.0 million. Total fees and expenses paid were approximately $17.5 million

        As of November 10, 1999, SFX had indebtedness of $812.0 million outstanding under the Senior Credit Facility. Loans outstanding under the Senior Credit Facility bear interest, at SFX's option, at 1.625 to 3.5 percentage points over LIBOR or the greater of the Federal Funds rate plus 0.50% or The Bank of New York's prime rate. The interest rate spreads on the term loan and revolving portion of the Senior Credit Facility will be adjusted based on SFX's Total Leverage Ratio, as defined in the Senior Credit Facility. As of November 10, 1999 the average interest rate for borrowings under the credit facility was 8.9%. SFX pays a per annum commitment fee on unused availability under the revolver of 0.375% to 0.5% and a per annum letter of credit fee on any outstanding letters of credit equal to the Applicable LIBOR Margin, as defined in the Senior Credit Facility.

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

         In addition, as of November 10, 1999, the Company had approximately $30.8 million of other debt consisting of debt and capital leases assumed in acquisitions and $95.4 million of deferred purchase consideration.

         Capital Expenditures

         Capital expenditures totaled $34.8 million for the nine months ended September 30,1999. SFX expects total capital expenditures for 1999 to be approximately $44.0 million, including $28.0 million for major projects. These capital expenditures are expected to be funded by cash flows from operations.

         Future Contingent Payments

         Certain of the agreements relating to SFX's 1998 and 1999 Acquisitions provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies. See "--1998 Acquisitions" and "--1999 Acquisitions." As of September 30, 1999, SFX had recorded $47.9 million related to such contingent cash payments. SFX will continue to accrue additional amounts related to such contingent payments if and when it becomes probable that the applicable financial performance targets will be met.

         The PACE acquisition agreement provides that each PACE seller will have an option, exercisable for 90 days after the fifth anniversary of the closing of the PACE acquisition, to require SFX to repurchase up to 750,000 shares of the Class A Common Stock received by that seller for $22.00 in cash per share, for an aggregate purchase price of up to $16.5 million. Pursuant to the terms of Brian Becker's employment agreement with SFX during the period between December 12, 1999, and December 27, 1999, Mr. Becker, an Executive Vice President, a director and a Member of the Office of the Chairman of SFX, will have the option to, among other things, require SFX to pay him an amount equal to the present value of the compensation payable during the remaining term of his employment agreement. Exercise of such option would result in termination of Mr. Becker's employment agreement.

         SFX also incurred future payment obligations in connection with the Oakdale, FAME, Nederlander, Marquee, Hendricks, Tellem and certain other acquisitions.

         No assurance can be given that SFX will have sufficient cash or other available sources of capital to make any or all of the future or contingent payments described above.

         Sources of Liquidity

         As of September 30, 1999, SFX's cash and cash equivalents totaled $549.7 million, and its working capital was $414.1 million. On February 18, 1999 SFX received approximately $260.7 million in net proceeds from the February 1999 Equity Offering, which it used primarily to complete the Cellar Door, ISI, Nederlander and Marquee acquisitions and to repay a portion of the revolving portion of the Senior Credit Facility. On August 23, 1999 SFX received approximately $338.7 million in net proceeds from the August 1999 Equity Offering, which it used primarily to complete the Livent, EMA Telstar and Mojo Works acquisitions and to increase cash on hand. On August 23, 1999 SFX also received net borrowings of approximately $584.6 million in net proceeds from the new $1.1 billion Senior Credit Facility which represented the proceeds from Term Loan B, less fees and expenses. The Company used the proceeds to repay $319.0 million of borrowings under the old senior credit facility and to increase cash on hand.

         As of November 9, 1999, SFX had approximately $257.0 million in borrowing availability under its Senior Credit Facility. Borrowing availability under the Senior Credit Facility is subject to customary conditions.

         In October 1999, the Company received $4.0 million from the exercise of options for 213,464 Class A Common Stock options by the Executive Chairman. In addition, the SFX has been advised that Executive Chairman purchased an additional 524,500 shares of SFX's Class A Common Stock on the open market.

         SFX believes that its cash on hand, cash flow from operations and borrowing availability under the $1.1 billion Senior Credit facility will be sufficient to satisfy existing commitments and plans, including those described above. However, there can be no assurance that SFX will be able to make planned borrowings, that SFX's business will generate sufficient cash flow from operations, or that future borrowings will be available in an amount to enable SFX to service its debt and to make necessary capital or other expenditures.

YEAR 2000 COMPLIANCE

         SFX is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by SFX's computer systems. The Year 2000 problem is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of SFX's programs that have time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000, which could result in miscalculations or system failures. The problem is not limited t computer systems. Year 2000 issues will also potentially affect every non-information technology system that has an embedded microchip, such as elevators.

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

         Remediation and Implementation. In the area of technological operations that are under SFX's exclusive control, SFX is currently involved in the identification and remediation of affected technological functions, including non-information technology systems. SFX is addressing the risks associated with Year 2000 compliance with respect to its accounting and financial reporting systems and is in the process of installing new accounting and reporting systems. These systems will provide improved reporting, allow for more detailed analysis, handle SFX's 1998 and 1999 domestic acquisitions and be Year 2000 compliant. All United States and Canadian business segments are expected to have the year 2000 compliant accounting and financial systems installed as of December 31, 1999. SFX's recently acquired certain European operations. The most significant European acquisitions, Apollo and EMA Telstar have assessed the year 2000 compliance of their current critical business systems and have substantially completed the process of updating these systems. SFX is in the process of evaluating the year 2000 compliance of the less significant European acquisitions. SFX is in the identification and assessment phase with respect to its non-information technology systems.

         Testing. SFX is in the final phase of updating and testing its domestic accountinf and finacial reporting systems after their installation, and expects that all testing and updating will be complete by the December 15, 1999. At present, it is anticipated that SFX's action plan for addressing Year 2000 problems will be successfully completed in all material respects in advance of January 1, 2000.

         Estimated Costs. The total financial effect that Year 2000 issues will have on SFX cannot be predicted with any certainty at this time. In fact, in spite of all efforts being made to rectify these problems, the success of SFX's efforts will not be known with certainty until the year 2000 actually arrives. SFX anticipates that the cost of implementing the new accounting and reporting systems will be approximately $7.7 million, of which approximately $7.1 million has been spent to date. Based on its assessment to date, SFX does not believe that expenses related to addressing the Year 2000 problem will have a material effect on the operations and financial condition of SFX. Year 2000 projects have not materially deferred then implementation of other information technology projects.

         Third Parties. In the area of technological operations dependent in some way on one or more third parties, including vendors, suppliers, joint venture partners or major customers, the situation is much less in SFX's ability to predict or control. SFX has begun to assess the level of Year 2000 problems associated with their various vendors, suppliers, joint venture partners and major customers. SFX's significant vendors are ticketing companies, payroll processors, utility companies and banks. SFX is communicating with some of these third parties to assess their compliance efforts and SFX's exposure resulting from Year 2000 issues. SFX is in the process of requesting written assurances of Year 2000 compliance from each of its significant suppliers as a part of SFX's contingency planning process. Although SFX is making these efforts to ensure that the third parties on which it is heavily reliant are Year 2000 compliant, it cannot predict the likelihood of such compliance occurring nor the direct or indirect costs to SFX of non-compliance by those third parties or of securing such services from compliant third parties. SFX has no control over these third parties' compliance and cannot give assurances that these third parties' representations to SFX are accurate. Therefore, there can be no guarantee that Year 2000 problems originating with a third party will not occur and no assurance that third parties will convert their systems in a timely manner. Assuming that such third parties are not or do not become Year 2000 compliant in a timely manner, to the extent SFX is unable to replace the goods, services or customers with alternate sources of supply and demand on a timely and economically equivalent basis, such failure would likely have a material adverse effect on SFX's business and results of operations.

         Contingency Plan. SFX has not completed its implementation and testing of Year 2000 compliant systems. However, a reasonably likely worst case scenario is that certain of SFX's material suppliers or customers will be unable to fully become Year 2000 compliant in a timely manner, which will disrupt SFX's ability to provide services and generate revenues in certain areas in which it does business. For example, disruptions in ticketing operations would significantly reduce attendance. Disruptions in transportation could affect the provision of concessions for sale at SFX's venues. These disruptions would continue until the problems were resolved or alternate sources of supply and demand could be located. Based on the results of the implementation and testing of SFX's Year 2000 affected systems and the ongoing assessment of the readiness of its vendors, suppliers, joint venture partners and major customers, SFX will develop appropriate contingency plans that address the most reasonably likely worst case scenarios. SFX expects to have such contingency plans in place by the fall of 1999. A failure to address Year 2000 issues successfully could have a material adverse effect on SFX's business, financial condition or results of operations.

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

          SFX may be unable to achieve future results covered by the forward-looking statements. The statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the future results that the statements express or imply, including SFX's inability to successfully integrate its various businesses; the risks associated with doing business internationally, SFX's substantial amount of debt; complete acquisitions in the future, secure attractive artists, events and venues; potential environmental liabilities; Year 2000 issues; regulatory matters, including those relating to compliance with applicable antitrust laws; future contingent payments and re-purchase rights granted with respect to certain of our operations and the restrictions placed on SFX's operations by its Senior Credit Facility and indentures. Please do not put undue reliance on these forward-looking statements, which speak only as of the date of this report. The foregoing risk factors should be considered carefully in evaluating SFX and its business and the forward looking statements contained herein. SFX does not undertake to release publicly any revisions to forward looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. See our Annual Report on Form 10-K for the year ended December 31, 1998, "Safe Harbor for Forward-Looking Statements - Risk Factors."

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         SFX is exposed to interest rate risk and foreign currency exchange rate risk.

         In the normal course of business, SFX is exposed to market risk associated with fluctuations in interest rates. SFX does not enter into market risk sensitive instruments for trading purposes. SFX's exposure to variable interest rates relates primarily to its outstanding borrowings under the Senior Credit Facility. The borrowings bear interest, at SFX's option, at 1.625 to 3.5 percentage points over LIBOR or the greater of the Federal Funds rate plus 0.50% or the Bank of New York's prime rate. As of November 8, 1999, the outstanding balance under the Senior Credit Facility was $812.0 million and the average interest rate was 8.9%. A 15% increase or decrease in the average cost of SFX's variable rate debt under the Senior Credit Facility would have approximately a $10.8 million annual effect on SFX's earnings.

         As a result of SFX's international operations, SFX's financial position and results of operations may be affected by changes in foreign currency exchange rates. With the expansion of SFX's international operations, an increasing portion of SFX's revenues and expenses will be denominated in foreign currencies. Historically, SFX has not entered into hedging or similar arrangements to manage exposure to fluctuations in foreign currency exchange rates; however, future changes in market conditions or i SFX operations may result in SFX entering into such arrangements. In addition, as of November 10, 1999, SFX had $211.7 million of foreign denominated debt outstanding under Term Loan A of the Senior Credit Facility. A 15% increase or decrease in the exchange rate would result in approximately a $31.7 million increase or decrease in debt.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         On November 20, 1998, a group of plaintiffs filed a complaint against 11 talent agencies and 29 promoters, including SFX and several of its subsidiaries. According to the complaint, the plaintiffs are five individual African-Americans and five corporations owned by such individuals. The complaint alleges action by the defendants to exclude African-Americans from promoting concerts and seeks injunctive relief and damages for civil rights and antitrust violations. The focus of the action appears to be industry-wide, rather than specifically directed at SFX. On May 25, 1999, the complaint was dismissed without prejudice to plaintiffs' right to file an amended pleading. On August 9, 1999, the plaintiffs filed an amended complaint containing allegations that are substantially the same as the original complaint. On October 1, 1999, the defendants filed motions to dismiss the amended complaint. The motions to dismiss will be before the court on January 28, 2000. SFX intends to defend the action vigorously.

         Although SFX is involved in several suits and claims in the ordinary course of business, it is not currently a party to any legal proceeding that it believes would have a material adverse effect on its business, financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On September 17, 1999, SFX acquired Apollo Leisure Group and issued 979,667 shares of Class A Common Stock to the sellers as partial consideration.

         On September 20, 1999, SFX acquired Midland Concert Promotions Group Limited and issued 179,760 shares of SFX Class A Common Stock to the sellers as partial consideration.

         On September 27, 1999, SFX acquired Tellem & Associates and issued 74,166 shares of SFX Class A Common Stock to the seller as partial consideration.

         The sales of securities pursuant to the above acquisitions were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof. Each of these sales was made without the use of an underwriter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
-------  ----------------------
10.1 Asset Purchase Agreement, dated May 28, 1999, among SFX Entertainment, Inc., Livent Inc., Livent (U.S.) Inc., Livent Realty (New York) Inc., Livent Realty (Chicago) Inc. and Livent International Inc. and Amendments No. 1 and No. 2 thereto, dated June 14, 1999 and August 9, 1999, respectively (incorporated by reference to Amendment No. 2 to Form S-3 (File No. 333-84371) filed with the SEC on August 17, 1999).

10.2 Amendment No. 3 to Asset Purchase Agreement, dated as of August 17, 1999, among Livent Inc., Livent International Inc., Livent (U.S.) Inc., Livent Realty (New York) Inc., Livent Realty (Chicago) Inc. and SFX Entertainment, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-14993) filed with the SEC on September 9, 1999).

10.3 Amendment No. 4 to Asset Purchase Agreement, dated as of August 27, 1999, among Livent Inc., Livent International Inc., Livent (U.S.) Inc., Livent Realty (New York) Inc., Livent Realty (Chicago) Inc. and SFX Entertainment, Inc. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 001-14993) filed with the SEC on September 9, 1999).

10.4 Share Purchase Agreement, dated August 2, 1999, among SFX Entertainment, Inc., Anita Gregg, Paul Gregg and certain other individuals set forth therein (incorporated by reference to Amendment No. 2 to Form S-3 (File No. 333-84371) filed with the SEC on August 17,
         1999).

10.5 Share Purchase Agreement, dated September 17, 1999, among SFX Entertainment, Inc., Anita Gregg, Paul Gregg and certain other individuals set forth therein (incorporated by reference to Exhibit No.
         10.1 to the Current Report on Form 8-K (File No. 001-14993) filed with the SEC on September 20, 1999).

10.6 Amended and Restated Credit and Guarantee Agreement, dated as of February 26, 1998 and amended and restated as of August 23, 1999, among SFX Entertainment, Inc., SFX U.K. Holdings Limited, the Eligible Subsidiaries (as defined therein), the Lenders Party thereto, the LC Issuing Bank (as defined therein), the Apollo LC Issuer (as defined therein), Lehman Commercial Paper Inc., as Syndication Agent, Societe Generale, as Documentation Agent and The Bank of New York, as Administrative Agent (incorporated by reference to Exhibit No. 10.3 to the Current Report on Form 8-K (File No. 001-14993) filed with the SEC on August 25, 1999).

27.1     *Financial Data Schedule

------------------------
         * filed herewith

(b)      Reports on Form 8-K

         On August 25, 1999, SFX filed a Form 8-K under Item 5 for the purpose of disclosing its entry into a new senior credit facility providing for up to $1.1 billion of borrowing capacity and the completion of its public offering of 8,625,000 shares of Class A Common Stock.

         On September 9, 1999, SFX filed a Form 8-K under Item 5 for the purpose of disclosing the consummation of its acquisition of substantially all of the assets of Livent Inc. and its subsidiaries (collectively "Livent"), including Livent's theaters in New York, Chicago, and Toronto and the rights to current and future Livent productions.

         On September 20, 1999, SFX filed a Form 8-K under Item 5 for the purpose of disclosing the consummation of its acquisition of Apollo Leisure Group Limited.

         On September 30, 1999, SFX filed a Form 8-K/A to amend the Form 8-K filed on September 20, 1999, for the purpose of filing the unaudited pro forma condensed combined financial statements of SFX for the year ended December 31, 1998 and as of and for the six months ended June 30, 1999, which give effect to the Apollo acquisition and certain other transactions.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SFX ENTERTAINMENT, INC.



Date:  November 15, 1999                 By: /s/ Thomas P. Benson
                                             -----------------------------
                                             Thomas P. Benson
                                             Chief Financial Officer and
                                             Senior Vice President