Form 10-K
period 1999-12-31
SFX ENTERTAINMENT INC
filed 2000-03-30
CIK 1051253

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT Of 1934
                   For the fiscal year ended December 31, 1999
                        Commission File Number: 000-24017

                              ---------------------
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:



                                                          NAME OF EACH EXCHANGE
                 TITLE OF EACH CLASS                       ON WHICH REGISTERED
-----------------------------------------------------   ------------------------
     Class A Common Stock, par value $.01 per share      New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE
                              ---------------------
    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value as of the close of business on March 28, 2000 of the registrant's Class A Common Stock held by non-affiliates of the registrant was approximately $2.3 billion. The closing price of the Class A Common Stock on March 28, 2000, as reported on the New York Stock Exchange was $39 7/8 per share.

     The number of shares of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of March 28, 2000 was 64,248,585 and 2,545,557, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders, as described in the Cross Reference Sheet and Table of Contents included herewith, are incorporated herein by reference into Part III of this Report. If the Proxy Statement is not filed with the Securities and Exchange Commission in definitive form on or prior to April 29, 2000, SFX intends to amend this Report to include the information omitted from Part III hereof.

--------------------------------------------------------------------------------

                              CROSS REFERENCE SHEET
                                       AND
                                TABLE OF CONTENTS




                                                                                            PAGE NUMBER
                                     PART I                                               OR REFERENCE (1)
Item 1.     Business ..................................................................           3
Item 2.     Properties ................................................................          22
Item 3.     Legal Proceedings .........................................................          22
Item 4.     Submission of Matters to a Vote of Security Holders .......................          23
                                          PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters ...................................................................          23
Item 6.     Selected Consolidated Financial Data of SFX ...............................          24
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations .....................................................          25
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk ................          45
Item 8.     Financial Statements and Supplementary Data ...............................          45
Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure ......................................................          45
                                         PART III
Item 10.    Directors and Executive Officers of the Registrant (2) ....................          45
Item 11.    Executive Compensation (3) ................................................          45
Item 12.    Security Ownership of Certain Beneficial Owners and Management (4)                   45
Item 13.    Certain Relationships and Related Transactions (5) ........................          45
                                          PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........          46

----------
1. Certain information is incorporated by reference, as indicated below, from the registrant's Proxy Statement for its Annual Meeting of Stockholders.

2. Proxy Statement section entitled "Election of Directors."

3. Proxy Statement sections entitled "Director Compensation" and "Executive Compensation."

4. Proxy Statement section entitled "Stock Ownership."

5. Proxy Statement section entitled "Certain Relationships and Related Transactions."

                                     PART I

     In this Report, when we use the terms "SFX", "we","us", and "our", unless otherwise indicated or the content otherwise requires, we are referring to SFX Entertainment, Inc. and its consolidated subsidiaries. Substantially all of SFX's operations are conducted through its subsidiaries. Certain disclosures included in this Report constitute forward-looking statements that are subject to risk and uncertainty. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Safe Harbor for Forward-Looking Statements" and "-- Risk Factors."


ITEM 1. BUSINESS


GENERAL

     SFX is the world's largest diversified promoter, producer and venue operator for live entertainment events. In addition, SFX is a leading fully integrated sports marketing and management company specializing in the representation of sports athletes and broadcasters, integrated event management, television programming and production and marketing consulting services. SFX operates the largest network of venues used principally for music concerts and other live entertainment events in the United States, with 92 venues in 31 of the top 50 markets. These venues include 17 amphitheaters in the top 10 markets and 9 venues principally used for theatrical presentations. In addition, SFX owns or operates 28 international venues used primarily for theatrical presentations, principally in the United Kingdom.

     Through its large number of venues and strong presence in each of the markets it serves, SFX is able to provide integrated promotion, production and venue operation and event management services for a broad variety of live entertainment events. During 1999, SFX and the companies it acquired during 1999, promoted or produced over 23,000 events, including more than 7,700 music concerts, 13,500 theatrical shows, 1,500 family entertainment shows and 500 specialized sport events. Nearly 60 million people attended these events.

     SFX operates in four major business segments within the live entertainment industry: music, theater, sports and family entertainment & other. The following table presents each division's percentage of SFX's total revenues for the year ended December 31, 1999:




                                            PERCENTAGE OF
  SEGMENTS                                    REVENUES
  -------------------------------------   --------------
  Music ................................         58.0%
  Theater ..............................         17.2
  Sports ...............................          8.4
  Family Entertainment & Other .........         16.4
                                                 ----
  Total ................................          100%
                                                 ====

     For financial information about SFX's business segments, see Note 12 to SFX's consolidated financial statements.

     SFX's core business is the promotion and production of live entertainment events, most significantly for concert and other music performances in venues owned and/or operated by SFX and in third-party venues.

     As promoter, SFX typically:

      o  books talent or tours in an individual market;

      o  sells tickets and advertises the event to attract ticket buyers;

      o  rents or otherwise provides event venues;

      o arranges for local production services, such as stage, set, sound and lighting; and

      o  sells event sponsorships.

      As producer, SFX typically:

      o  develops event content;

      o  hires artistic talent;

      o  schedules performances in select venues;

      o  promotes tours; and

      o  sells sponsorships.

     SFX has benefited from significant growth in the live entertainment industry over the last several years. SFX believes that its ability to provide integrated production, promotion, venue operation and event management services will encourage wider use of its venues by performers. SFX further believes that this ability will allow SFX to capture a greater percentage of revenues generated by those events and may contribute to the overall growth of the live entertainment industry. When SFX promotes an event at a venue which it owns or manages, in addition to promotion revenue, it generally receives a percentage of revenues from concessions, merchandising, parking and premium box seats.


PROPOSED MERGER WITH CLEAR CHANNEL COMMUNICATIONS, INC.

     On February 29, 2000, SFX announced that it had entered into a definitive merger agreement with Clear Channel Communications, Inc. Under the terms of the merger agreement, the Class A shareholders of SFX will receive 0.6 shares of Clear Channel Communications, Inc. common stock for each SFX share, and Class B shareholders of SFX will receive one share of Clear Channel Communications, Inc. common stock for each SFX share, on a fixed exchange basis. The proposed merger would require an amendment to SFX's certificate of incorporation to allow the unequal consideration being paid to holders of Class A and Class B Common Stock. The transaction is expected to be consummated early in the third quarter of 2000, subject to the approval of the Class A and Class B shareholders of SFX, customary regulatory approvals and other closing conditions. For more information regarding the terms of the merger, please refer to the Agreement and Plan of Merger, which has been incorporated by reference as an exhibit to this Report. The information included in this Report is being presented by SFX without input from Clear Channel and without consideration of Clear Channel's plans following the merger. No assurances can be given that the merger will be consummated, on the terms currently contemplated, or at all.

     Clear Channel is a public company and is therefore subject to the informational reporting requirements of the Securities Exchange Act of 1934. Accordingly, information regarding the business and operations of Clear Channel is filed with the Securities and Exchange Commission and is publicly available.


FORMATION OF SFX

     SFX's predecessor, SFX Concerts, Inc., was formed in January 1997 by SFX's former parent, SFX Broadcasting, Inc. On April 27, 1998, SFX was spun-off from SFX Broadcasting and became a separate publicly traded company. Since its formation, SFX has grown rapidly through acquisitions.

     The following is a summary of the material businesses acquired by SFX in 1997, 1998, 1999 and the first quarter of 2000. The following summaries are not intended to be complete descriptions of the terms of the acquisition agreements and are qualified by reference to the acquisition agreements. Copies of certain of these acquisition agreements are filed as exhibits to this Report and are incorporated herein by reference. For additional information regarding the acquisitions, refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."


1997 ACQUISITIONS

     DELSENER/SLATER

     In January 1997, SFX Concerts acquired Delsener/Slater, a leading concert promotion company. Delsener/Slater has long-term leases or is the exclusive promoter for several of the major concert venues in the New York City metropolitan area.

     MEADOWS

     In March 1997, SFX Concerts acquired certain companies which own and operate the Meadows Music Theater, an amphitheater located in Hartford, Connecticut.

     SUNSHINE PROMOTIONS

     In June 1997, SFX Concerts acquired Sunshine Promotions, one of the largest concert promoters in the Midwest. Sunshine Promotions owns amphitheaters located in Indianapolis, Indiana and Columbus, Ohio, and has a long-term lease to operate a theater and ballroom located in Indianapolis, Indiana.


1998 ACQUISITIONS

     WESTBURY

     On January 8, 1998, SFX acquired a long-term lease for Westbury Music Fair, located in Westbury, New York.

     BGP

     On February 24, 1998, SFX acquired Bill Graham Presents, the principal promoter of live entertainment in the San Francisco Bay area. BGP owns and/or operates six venues in the San Francisco area and one in Denver, Colorado.

     PACE AND PAVILION PARTNERS

     On February 25, 1998, SFX acquired PACE Entertainment Corporation, one of the largest diversified promoters and producers of live entertainment in the U.S. PACE has what SFX believes to be the largest distribution network in each of its music, theater and motor sports events business segments. In connection with the acquisition of PACE, SFX obtained 100% of Pavilion, a partnership that owns interests in entertainment venues, by acquiring one-third of Pavilion through the acquisition of PACE and the remaining two-thirds of Pavilion from third parties.

     CONTEMPORARY

     On February 27, 1998, SFX acquired by merger and asset acquisition the music concert and related businesses of the Contemporary Group and the remaining 50% interest in the Riverport Amphitheater Joint Venture not then owned by Contemporary. Contemporary is a vertically integrated live entertainment and special event promoter and producer, venue operator and consumer marketer. Contemporary is also one of the top special event sales promotion and marketing companies in the country.

     NETWORK

     On February 27, 1998, SFX acquired Album Network, Inc., SJS Entertainment Corporation and the assets of The Network 40 (collectively, "Network") as well as an office building and related property. Network is engaged in music marketing, research and artist development activities and is a publisher of trade magazines for radio broadcasters, music retailers, performers and record industry executives.

     CONCERT/SOUTHERN

     On March 4, 1998, SFX acquired Concert/Southern Promotions, a promoter of live entertainment in the Atlanta metropolitan area.

     USA MOTOR SPORTS

     On March 25, 1998, PACE acquired the remaining 67% interest in certain assets and liabilities of USA Motor Sports. The other 33% of USA Motor Sports was held by Contemporary at the time of its acquisition by SFX.

     AVALON

     On May 14, 1998, SFX acquired Avalon, a leading promoter and producer of music concerts in the Los Angeles area.

     OAKDALE

     On June 3, 1998, SFX acquired certain assets of Oakdale Concerts. Oakdale is a promoter and producer of music concerts in Connecticut and the owner of the Oakdale Theater, a 4,800-seat facility located in Wallingford, Connecticut.


     FAME

     On June 4, 1998, SFX acquired Falk Associates Management Enterprises, Inc. ("FAME"), a leading full-service marketing and management company that specializes in the representation of team sports athletes, primarily in professional basketball.

     DON LAW

     On July 2, 1998, SFX acquired certain assets of Don Law, a concert and theater promoter in New England. Don Law owns and/or operates three venues in New England.

     MAGICWORKS

     On September 11, 1998, SFX acquired Magicworks Entertainment, Inc., a publicly traded company. Magicworks specializes in the production and promotion of live entertainment events including theatrical shows, music concerts and ice-skating shows. Magicworks also provides representation and sports marketing services to professional athletes in such sports.

     OTHER 1998 ACQUISITIONS

     In 1998, SFX also completed the acquisition of seven additional companies in the theatrical and music segments. The seven acquisitions included two concert promotion companies, two theatrical presenters, a theatrical presenter and venue owner/operator, a concert merchandising company and an equity owner of an SFX amphitheater.


1999 ACQUISITIONS

     RZO

     On February 5, 1999, SFX acquired The RZO Companies, a group of companies involved in the promotion and production of international music concert tours and the music publishing business.

     THE ENTERTAINMENT GROUP

     On February 5, 1999, SFX acquired The Entertainment Group, a Chicago-based promoter. Concurrent with the acquisition, SFX entered into a ten-year agreement with the Village of Rosemont in suburban Chicago to provide booking, group sales and marketing services for the Rosemont Horizon, a 17,500-seat arena, and the Rosemont Theater, a 4,000-seat venue.

     CELLAR DOOR

     On February 19, 1999, SFX acquired the Cellar Door group of companies. Cellar Door is a leading promoter of live entertainment events in the Southeast and Midwest. Cellar Door owns and/or operates venues from Virginia to Florida, promoting concerts in most of the major markets in this region. Cellar Door also operates venues and promotes concerts in Michigan, Wisconsin and Ohio.

     ISI

     On January 26, 1999, SFX acquired the assets of Integrated Sports International, L.P. ISI is a full-service marketing company utilizing a completely integrated approach in the development of client programs. ISI provides:

     o  corporate consulting and property marketing services;

     o  athletic/celebrity marketing and representation;

     o  team and venue services;

     o  event planning and management; and

     o  licensing and merchandising services.


     NEDERLANDER


     On March 16, 1999, SFX acquired certain interests in seven venues and other assets from entities controlled by members of the Nederlander family and other persons. The interests in the venues acquired consist of:


     o long-term leases and booking and management agreements for The World Music Theatre in Chicago and the Alpine Valley Music Amphitheatre in East Troy, Wisconsin, serving the Milwaukee/North Chicago market;


     o a long-term lease for the Merriweather Post Pavilion in Columbia, Maryland, serving the Washington D.C. and Baltimore market;


     o an operating agreement for the Riverbend Amphitheater and a booking agreement with the Firstar Arena in Cincinnati, Ohio; and


     o a long-term lease for the Taft Theater, and a short-term lease for Bogart's Club, both located in Cincinnati, Ohio.


     In addition, SFX acquired entities that produce music festivals and hold rights to construct the Mesa del Sol Centre for the Performing Arts in Albuquerque, New Mexico.


     MARQUEE


     On March 16, 1999, a subsidiary of SFX was merged with and into The Marquee Group, Inc. and Marquee became a wholly owned subsidiary of SFX. Marquee provides:


     o  integrated event management;


     o talent representation and consulting services in the sports and entertainment industries;


     o  marketing services; and


     o  television programming and production.


     AL HAYMON


     On June 20, 1999, SFX acquired 50% of A.H. Enterprises, an entity owned and operated by Al Haymon. Al Haymon is the preeminent pop urban music promoter in the U.S. In January 2000, SFX increased its ownership interest in A.H. Enterprises to 60%.


     HENDRICKS


     On June 28, 1999, SFX acquired Hendricks Management Company, Inc. Hendricks is a leading full-service marketing and management company that specializes in the representation of professional baseball athletes.


     CANDID


     On July 8, 1999, SFX acquired Candid Productions, Inc. from Dick Button. Candid promotes and produces figure skating events.


     LIVENT


     On August 27, 1999, SFX acquired certain assets of Livent Inc. and its affiliates. These assets include three theaters and the intellectual property rights to several current and future Broadway productions. The theaters, which Livent owned or held under long-term leases, are the Ford Center in New York, the Ford Oriental Theatre in Chicago and the Pantages Theatre in Toronto.

     CFA

     On September 7, 1999, SFX acquired a 50% interest in Cardenas Fernandez & Associates, Inc, a leading concert promoter and producer of music concerts by Hispanic artists.

     APOLLO

     On September 17, 1999, SFX acquired Apollo Leisure Group plc, the largest live theater operator as well as one of the largest providers of entertainment and leisure management services in the United Kingdom. Apollo operates, among other things, three arenas, a network of 23 theaters and 16 multiplex cinema houses. Apollo owns Tickets Direct, a telephone operator-based ticketing system which handled approximately 2.7 million tickets sales in 1999. Apollo also holds a 62% interest in City Center Leisure (Holdings) Limited, which operates fitness facilities for local authorities and a 50% interest in Barry Clayman Corporation Limited, a leading promoter of concert and other live entertainment events in the U.K. In conjunction with its acquisition of Apollo, SFX acquired the remaining 50% interest of Barry Clayman Corporation Limited not then owned by Apollo.

     MCP

     On September 20, 1999, SFX acquired Midland Concert Promotions Group Limited, a concert promoter and motor sports venue operator in the United Kingdom.

     TELLEM

     On September 29, 1999, SFX acquired Tellem & Associates, which represents team sports athletes, primarily in professional baseball and basketball.

     EMA TELSTAR

     On October 4, 1999, SFX purchased EMA Telstar, a venue owner and a promoter and producer of live entertainment in Sweden.

     MOJO WORKS

     On October 21, 1999, SFX purchased an 80% interest in the Mojo Works group of companies, a leading promoter and producer of live entertainment events in the Netherlands.

     OTHER 1999 ACQUISITIONS

     In 1999, SFX completed several other acquisitions in the sports and music segments and made minority investments in certain Internet companies. See "Operating Strategy--Launch Internet Initiatives."

2000 ACQUISITIONS

     SPEAKERS OF SPORT

     On February 2, 2000, SFX acquired Speakers of Sport, one of the largest baseball talent representation agencies.

     ELECTRIC FACTORY CONCERTS

     On February 28, 2000, SFX acquired the Electric Factory Concerts group of companies. Electric Factory Concerts promotes national concert tours as well as owns and operates three live entertainment venues in and around Philadelphia, PA.


BUSINESS SEGMENTS OF SFX

     SFX operates in four major business segments within the live entertainment industry: music, theater, sports and family entertainment & other.


 MUSIC

     SFX is the largest music venue owner and operator and concert promoter in North America. In addition, SFX's music division promoted and/or produced 25 national tours in 1999.

     Within its music segment, SFX is engaged in:


     o  promoting music events and tours;


     o  producing music events and tours;


     o  owning and operating concert venues; and


     o  selling corporate sponsorships and advertising.


     Promotion


     SFX primarily promotes concerts performed by newer performers having widespread popularity, such as the Backstreet Boys, Britney Spears and `N SYNC, as well as more established performers having relatively long-standing and more stable bases of popularity, such as Billy Joel, Elton John, Bruce Springsteen and Jimmy Buffett. SFX believes that its large network of venues enables it to set an aggregate guarantee for a series of shows, mitigating the risk of loss associated with a single show. SFX also believes that its market research and audience demographics databases will permit highly-effective, targeted marketing, such as direct-mail and subscription series campaigns, which SFX believes will increase advance ticket sales and overall sales in a cost-efficient manner.


     Production


     As a producer, SFX generally receives revenues through guarantees from and profit sharing agreements with promoters, a percentage of the promoters' ticket sales, merchandising, sponsorships, licensing and the exploitation of intellectual property and other rights related to the production. SFX produces tours on both a national and regional basis. SFX plans to increase its production of national and international music tours.


     Artists for whom SFX has recently promoted and/or produced events include:

98 Degrees            Dave Matthews          Metallica               Stone Temple Pilots
Aerosmith             Earth, Wind & Fire     Michael Bolton*         Seal
Alabama               Donna Summer           `N SYNC*                Shania Twain
Alanis Morissette     Doobie Brothers        Ozzy Osbourne*          Sheryl Crow
Allman Brothers       Duran Duran            Moody Blues             Steve Miller Band
Backstreet Boys*      Elton John             Neil Young              The Rolling Stones
Barenaked Ladies      Faith Hill             Paul Simon*             Tim Allen*
Barry Manilow         George Strait*         Phish                   Tina Turner*
Billy Joel            Goo Goo Dolls*         Poison                  Third Eye Blind
Black Sabbath*        Harry Connick Jr.      R.E.M.                  Tim McGraw
Bob Dylan*            Jewel                  Reba McEntire           TLC
Bonnie Raitt          Jimmy Buffett          Ricky Martin            Tom Petty*
Brandy                John Mellencamp        Rod Stewart*            Tori Amos
Britney Spears*       Journey                Roger Waters*           Vince Gill
Bruce Springsteen     Kenny G                Santana*                Widespread Panic
Cher*                 Lauryn Hill*           Sarah McLachlan         Willie Nelson
Chicago               Lenny Kravitz          Smashing Pumpkins       Ziggy Marley
Cranberries           Marc Anthony*          Spice Girls*            U2*

----------
*SFX produced a national tour.

     Venue Operations

     SFX derives revenues from its venue operations primarily from corporate sponsorships, advertising, concessions, merchandise and parking. For each event it hosts, a venue operator typically receives a fixed fee or percentage of ticket sales for use of the venue, as well as fees representing a percentage of total concession sales from the vendors and total merchandise sales from the performer or tour producer. As a venue owner, SFX typically receives 100% of sponsorship and advertising revenues and a rebate of a portion of ticketing surcharges.

     SFX believes that it controls the largest network of venues used principally for music concerts in the United States. SFX wholly or partially owns and/or operates 83 music venues in 31 of the top 50 domestic markets, including 16 amphitheaters in the top 10 markets. See "Venues."

     Because SFX operates a number of its venues under leases or booking agreements, its long-term success will depend on its ability to renew these agreements upon their expiration. There can be no assurance that SFX will be able to renew these agreements on acceptable terms or at all, or that it will be able to obtain attractive agreements with substitute venues.

     Sponsorships and Advertising

     SFX actively pursues the sale of corporate sponsorships, including the naming of venues such as the Tweeter Center for the Performing Arts, the FleetBoston Pavilion, the First American Music Center and the Mars Music Amphitheater. In addition, SFX designates providers of concessions and "official" event or tour sponsors such as, credit card companies, phone companies, film manufacturers and radio stations, among others. Sponsorship arrangements can provide significant additional revenues at negligible incremental cost, and many of SFX's venues currently have no sponsorship arrangements in many of the available categories, including naming rights. SFX believes that the national venue network it has assembled will likely attract a larger number of major corporate sponsors and enable SFX to sell national sponsorship rights at a premium over local or regional sponsorship rights. SFX also pursues the sale of corporate advertising at its venues, and believes that it has substantial unutilized billboard and other advertising space available at its venues. SFX also believes that its relationships with advertisers will enable it to better utilize available advertising space, and that the aggregation of its audiences nationwide will create the opportunity for advertisers to access a nationwide market. With the additions of Apollo, EMA Telstar and Mojo Works, SFX believes that it will have the ability to exploit international sponsorship and marketing opportunities as well.

     Competition and Seasonality

     In markets where it owns or operates a venue, SFX competes with other venues to serve artists likely to perform in that general region. In markets where SFX does not own or operate venues, SFX competes with other venues for dates for popular national tours. Consequently, touring artists have significant alternatives to SFX venues in scheduling tours. In addition, in the markets in which SFX promotes musical concerts, it faces competition from promoters, as well as from certain artists that promote their own concerts. SFX believes that barriers to entry into the promotion services business are low and that certain local promoters are increasingly expanding the geographic scope of their operations.

     SFX's outdoor venues are primarily used in the summer months and do not generate substantial revenue in the late fall, winter and early spring.

 THEATER

     The touring Broadway show production industry is highly fragmented. As a result, SFX believes it is the largest promoter and producer of touring Broadway shows in the United States.

     Within its theater segment, SFX is engaged in:

     o  production of touring and original Broadway shows;

     o  owning and operating theatrical venues; and

     o  selling corporate sponsorships and advertising.

     Production

     SFX produces touring and original Broadway shows. Touring Broadway shows consist primarily of revivals of previous commercial successes or new productions of theatrical shows currently playing on Broadway in New York City. SFX invests in original Broadway productions as a lead producer or as a limited partner in productions produced by others. Frequently, SFX obtains touring rights and favorable scheduling for the productions in order to distribute them across its presentation network.

     SFX had a producing interest or investment in the following shows, among others, for 1999:




SHOW TITLE                                    TYPE                          SFX'S INVOLVEMENT
-------------------------------------------   --------------------------   ------------------
Amadeus ...................................   Broadway                     Investment
Art .......................................   Touring                      Investment
Blue Man Group ............................   Long-Running Performance     Production
Cabaret ...................................   Touring                      Production
Chicago ...................................   Broadway & Touring           Investment
Cirque Ingenieux ..........................   Touring                      Investment
The Civil War .............................   Broadway & Touring           Production
Death of a Salesman .......................   Broadway                     Investment
Doctor Doolittle ..........................   U.K. West End & Touring      Production
Evita .....................................   Touring                      Production
Fame ......................................   Touring                      Production
Fascinating Rhythm ........................   Broadway                     Investment
Footloose .................................   Broadway & Touring           Investment
Fosse .....................................   Broadway & Touring           Production
The Gin Game ..............................   Touring                      Production
Jekyll & Hyde .............................   Broadway & Touring           Production
Phantom of the Opera ......................   Touring                      Production
Putting It Together .......................   Broadway                     Investment
Ragtime ...................................   Broadway & Touring           Production
Rent ......................................   Broadway & Touring           Investment
Seussical .................................   Development                  Production
The Sound of Music ........................   Broadway                     Production
Sunset Blvd. ..............................   Touring                      Production
Swan Lake .................................   Broadway                     Investment
Swing .....................................   Broadway                     Investment
Tony and Tina's Wedding ...................   Touring                      Production
Victor, Victoria ..........................   Touring                      Production
You're a Good Man, Charlie Brown ..........   Broadway                     Investment

     Promotion

     SFX believes that there are approximately 50 domestic markets that can provide the potential audience and gross ticket revenues for a full scale touring Broadway show to be profitable, and an additional 50 markets where smaller scale productions with shorter runs can be presented profitably.

     SFX pre-sells tickets for its touring Broadway shows through the largest subscription series in the United States and Canada (with 260,000 subscribers in 1999). SFX promotes these subscription series in 44 of the largest touring markets in North America including Atlanta, GA; Dallas, TX; Fort Lauderdale, FL; Houston, TX; and Ottawa, Canada.

     Theater Operations

     SFX derives revenues from its theater operations primarily from rental income, corporate sponsorships and advertising, concessions, and merchandise. For each event it hosts, a theater operator typically receives a fixed fee or percentage of ticket sales for use of the venue, as well as fees representing a percentage of total concession sales from the vendors and total merchandise sales from the performer or tour producer. As a theater owner, SFX typically receives 100% of sponsorship and advertising revenues and a rebate of a portion of ticketing surcharges.


     SFX wholly or partially owns and/or operates 9 theatrical venues in the United States and 29 international venues used primarily for theatrical presentations, principally in the United Kingdom. See "-- Venues."


     Sponsorships and Advertising


     SFX actively pursues the sale of corporate sponsorships, including the naming of venues such as the Ford Theater for the Performing Arts. In addition, SFX designates "official" event or tour sponsors such as credit card companies, telephone companies and auto manufacturers, among others. Sponsorship arrangements can provide significant additional revenues at negligible incremental cost, and many of SFX's venues currently have no sponsorship arrangements in many of the available categories, including naming rights. SFX believes that the national venue network it has assembled will likely attract a larger number of major corporate sponsors and enable SFX to sell national sponsorship rights at a premium over local or regional sponsorship rights. SFX also pursues the sale of corporate advertising at its venues, and believes that it has substantial unutilized advertising space available at its venues. SFX also believes that its relationships with advertisers will enable it to better utilize available advertising space, and that the aggregation of its audiences nationwide will create the opportunity for advertisers to access a nationwide market. With the additions of Apollo, EMA Telstar and Mojo Works, SFX believes that it will have the ability to exploit international sponsorship and marketing opportunities as well.


     Competition and Seasonality


     SFX competes with other presenters to obtain presentation arrangements with venues and performing arts organizations in various markets, including in markets that have more than one venue suitable for presenting a touring Broadway show. SFX's competitors, some of whom have also been partners of PACE and Magicworks in certain theater investments from time to time, include a number of New York-based production companies that also promote touring Broadway shows and a number of regional presenters. SFX competes with other New York and London based production companies for the rights to produce particular shows. As a producer of a London or Broadway show, SFX competes with producers of other theatrical shows for box office sales, talent and theater space. As the producer of a touring show, SFX competes with producers of other touring Broadway shows to book the production in desirable presentation markets.


     The theatrical presenting season generally runs from September through May.


SPORTS


     The SFX Sports Group is one of the world's leading fully integrated sports marketing and management agencies, providing marketers, athletes, broadcasters, teams, leagues, universities, events and properties unrivaled access to each other. The Sports Group's collective expertise and resources are organized into five core functional areas: events, marketing, talent representation, television and motor sports.


     Within its sports segment, SFX is engaged in:


     o  event development and management;


     o  marketing;


     o  talent representation;


     o  television production and programming; and


     o  promoting and producing specialized motor sports events.

     Events

     The SFX Sports Group focuses on turnkey event development and management for a wide array of sports, including tennis, golf, thoroughbred racing and soccer events. Utilizing the SFX network of talent, venues, television production, sponsor sales and fulfillment, the SFX Sports Group creates and develops properties that leverage the unique energy of live entertainment. Events in 1999 included the Breeders' Cup Championship, American Century Celebrity Golf Championship and the ATP Tennis Events in Atlanta, Georgia; Washington, D.C.; and London, England. The SFX Sports Group also offers entertainment and client hospitality opportunities to corporate clients looking to utilize attendance at sporting events like the Super Bowl and The Masters as a means of increasing their customer base and developing business opportunities.

     Marketing

     The SFX Sports Group integrates all components of the modern marketing mix to develop a full-service strategic plan that meets specific client objectives. Revenue is generated from:

      o the sale of entitlement rights (or "naming rights") to third-party stadiums and arenas;

      o the sale of sponsorships and marketing rights to international and national sporting events, teams and properties;

      o providing sports and entertainment marketing consulting services to corporations;

      o integrated branding and graphic identity consulting services to professional sports leagues, teams and events; and

      o providing retail licensing and merchandising services to a wide array of consumer products and services companies.

     Talent Representation

     The SFX Sports Group represents several hundred professional athletes and broadcasters. Revenue is primarily generated through the negotiation of professional sports contracts and endorsement contracts for clients. Our clients have endorsed numerous products, both domestically and internationally, for many high profile companies.

     Examples of current athletes and broadcasters represented by the SFX Sports Group are as follows:




BASEBALL              BASKETBALL             FOOTBALL (U.S.)      GOLF                TENNIS
-------------------   --------------------   ------------------   -----------------   ------------------
Roger Clemens         Kobe Bryant            Jake Plummer         John Daly           Andre Agassi
Nomar Garciaparra     Michael Jordan         Vinny Testaverde     Scott Hoch          Alex Corretja
Juan Gonzalez         Reggie Miller          Peter Warrick        Roger Maltbie       Nicolas Kiefer
Pedro Martinez        Alonzo Mourning        Ricky Williams       Scott Verplank      Petr Korda
Larry Walker          Dikembe Mutombo        Steve Young          Mark Wiebe          Patrick Rafter

BROADCASTERS          HOCKEY                 OLYMPICS             FOOTBALL (U.K.)     RUGBY (AUSTRALIA)
-------------------   --------------------   ------------------   -----------------   ------------------
Chris Berman          Nikolai Khabibulin     Brandi Chastain      David Beckham       Bradley Clyde
Boomer Esiason        Brian Leetch           Janet Evans          Michael Owen        Ryan Girdler
Jim Lampley           Adam Oates             Eric Heiden          Jamie Redknapp      Darren Lockyer
Howie Long            Sergei Samsanov        Dan Jansen           Alan Shearer        Gorden Tallis
Forrest Sawyer        Sergei Zubov           Summer Sanders       Dwight Yorke        Geoff Toovey

     The amount of endorsement and other revenues that SFX's clients generate is a function of, among other things, the clients' professional performances and public appeal. Factors beyond SFX's control, such as injuries to clients, declining skill or labor unrest, among others, could have an adverse affect on the SFX Sports Group's results of operations. Representation agreements with clients are generally for a term of one year with automatic renewal options. A significant number of SFX's representation agreements are terminable on 15 days' notice, although SFX would continue to be entitled to the revenue streams generated during the remaining term of any contracts that it negotiated.

     Television

     The SFX Sports Group provides comprehensive sports television production and programming services, including concept development and network negotiations. In addition, our Tollin-Robbins and SFX/Alphabet City divisions produce a wide variety of nationally broadcast television series, feature films and sports-themed CDs. During 1999, the SFX Sports Group produced over 500 hours of programming for broadcast and cable networks.

     Motorsports

     SFX is the largest producer and promoter of specialized motorsports events in North America. SFX's motorsports activities consist principally of the promotion and production of specialized motorsports, which generate revenues primarily from ticket sales and sponsorships, as well as merchandising and video rights associated with producing motorsports events. These events include monster truck events, demolition derbies, motocross races, freestyle motocross events, motorcycle road racing and dirt track motorcycle racing. Other events included in this division are thrill acts and other motorsports concepts and events. The motorsports division of SFX produces and promotes over 500 specialized events annually, including PACE Supercross events and the U.S. Hot Rod Association (Registered Trademark) Monster Jam (Registered Trademark) Tour. In 1999, the motorsports division had in excess of 3.0 million spectators at its various events and properties. SFX currently owns Grave Digger (Trademark) , one of the most popular monster trucks on the monster truck circuit, which along with other such names allows SFX to capitalize on proprietary sponsorship, licensing and merchandising opportunities. In addition, SFX provided approximately 220 hours of televised programming related to motorsports in 1999. In addition, SFX is able to derive additional sponsorship revenue from the sale of "naming rights" to certain of its motorsports related properties.

     Competition and Seasonality

     The marketing and athlete representation industry is highly competitive. SFX's competitors include a few large companies that operate in several of the segments in which the SFX Sports Group operates, as well as many smaller entities which operate in only one or two of such core areas. In the specialized motorsports industry, SFX generally competes with various local and regional companies.

     The sports marketing and athlete representation businesses primarily earn revenue ratably over the year, whereas the motorsports business operates primarily in the winter and event management revenue is earned as the events occur.


FAMILY ENTERTAINMENT & OTHER

     SFX's family entertainment & other segment produces and presents family-oriented entertainment such as children's theatrical shows, dance shows, ice-skating, gymnastics shows and artifact exhibits. In 1999, SFX's family entertainment segment produced and presented events such as The Magic of David Copperfield and Lord of the Dance both domestically and internationally. The family entertainment segment also produces ice skating television specials and tours, such as Ice Wars, promoted the U.S. Women's Soccer Team tour in 1999 and produces and promotes touring children's shows such as Arthur and Blues
Clues. In 1999, SFX also produced and presented the Radio City Christmas Spectacular in Chicago and Mexico City.

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

     SFX also engages in music marketing, research and artist development activities, and is a publisher of trade magazines for radio broadcasters, music retailers, performers and record industry executives. Each of SFX's magazines focuses on research and insight common to specific contemporary radio formats. SFX also provides radio airplay and music retail research services to record labels, artist managers, retailers and radio broadcasters. SFX, through Network, also provides consulting and entertainment marketing services to corporate clients with music business interests.

     Sponsorships and Advertising

     SFX actively pursues the sale of corporate sponsorships, primarily as "official" event or tour sponsors. Sponsorship arrangements can provide significant additional revenues at negligible incremental cost.

     Competition and Seasonality

     The family entertainment business is highly competitive. SFX's competitors include several large companies which present and produce live entertainment events on a national scale and many smaller entities which present live family entertainment locally. The family entertainment & other segment generally earns revenue ratably over the year.


VENUES

     The following chart sets forth certain information with respect to the venues that SFX wholly or partially owns and/or operates.




                                     U.S.                                                                          TOTAL
                                    MARKET  TYPE OF                                                               SEATING
MARKET AND VENUE                   RANK(1)  VENUE                            SFX'S INTEREST                       CAPACITY
--------------------------------- --------- -------------- -------------------------------------------------- ---------------
DOMESTIC VENUES:
NEW YORK-NORTHERN                    1
 NEW JERSEY-LONG ISLAND:
PNC Bank Arts Center                        Amphitheater   22-year lease that expires October 31, 2017             17,500
Jones Beach Theatre                         Amphitheater   20-year license agreement that expires                  14,400
                                                           December 31, 2020
Roseland Ballroom                           Theater        exclusive booking agent                                  3,600
Westbury Music Fair                         Theater        43-year lease that expires December 31, 2034             2,870
Irving Plaza                                Theater        10-year lease that expires July 30, 2007                 1,121
Beacon Theatre                              Theater        49% partnership interest in 15-year lease that           2,849
                                                           expires December 31, 2006
Ford Center                                 Theater        40-year ground lease that expires December 31,           1,812
                                                           2028
LOS ANGELES-RIVERSIDE-               2
 ORANGE COUNTY:
Glen Helen Blockbuster Pavilion             Amphitheater   25-year lease that expires July 1, 2018                 25,000(2)
Irvine Meadows Amphitheater                 Amphitheater   facility owned; 20-year land lease that expires         15,500
                                                           February 28, 2017
Thousand Oaks Civic Arts Plaza              Theater        5-year exclusive booking agent that expires              1,800
                                                           May 2003
CHICAGO-GARY-KENOSHA:                3
Ford Oriental Theatre                       Theater        owned                                                    2,149
The New World Music Theater                 Amphitheater   interest in 19-year lease that expires December,        28,000
                                                           2013; booking and management agreement that
                                                           expires November 30, 2003
The Cadillac Palace Theater                 Theater        50% partnership interest in 49-year lease that
                                                           expires May, 20482,350
Rosemont Horizon                            Arena          10-year consulting agreement that expires               17,500
                                                           January 1, 2009 (3)
Rosemont Theater                            Theater        10-year consulting agreement that expires                4,402
                                                           January 1, 2009 (3)
Fiesta Palace                               Club           50% interest in lease that expires December 31,         21,500
                                                           2002

                                     U.S.                                                                             TOTAL
                                    MARKET  TYPE OF                                                                  SEATING
MARKET AND VENUE                   RANK(1)  VENUE                              SFX'S INTEREST                       CAPACITY
--------------------------------- --------- --------------- ---------------------------------------------------- --------------
Alamo Ballroom                              Club            50% interest in lease that expires December 31,           1,700
                                                            2002
Tropicana de Cache                          Club            50% interest in lease that expires December 31,             325
                                                            2002
Mario's ballroom                            Club            50% interest in lease that expires December 31,             545
                                                            2002
Noa Noa West                                Club            50% interest in lease that expires December 31,           2,000
                                                            2002
Palladium                                   Club            50% interest in lease that expires December 31,             525
                                                            2002
Adromenas                                   Club            50% interest in lease that expires December 31,             N/A
                                                            2002
WASHINGTON-BALTIMORE:                4
Nissan Pavilion at Stone Ridge              Amphitheater    20-year lease that expires June 9, 2014                  25,000
Merriweather-Post Pavilion                  Amphitheater    10-year lease that expires December 31, 2007             18,000
SAN FRANCISCO-OAKLAND-SAN JOSE:      5
Shoreline Amphitheater                      Amphitheater    facility owned; land leased for 35 years, expiring       22,000
                                                            November 30, 2021
Concord Pavilion                            Amphitheater    Management agreement that expires                        12,500
                                                            December 31, 2006
Greek Theater                               Theater         4-year promotion agreement that expires                   8,500
                                                            October 31, 2002
Warfield Theatre                            Theater         10-year lease that expires May 31, 2008                   2,250(4)
Fillmore Auditorium                         Theater         10-year lease that expires August 31, 2007                1,249
Punch Line Comedy Club                      Club            5-year lease that expires September 15, 2001                175
PHILADELPHIA-WILMINGTON-             6
 ATLANTIC CITY:
E-Centre                                    Amphitheater    31-year lease that expires September 29, 2025            25,000
Hershey Park                                Amphitheater/   Exclusive booking agreement                               7,500
                                            Stadium                                                                  25,000
Tower Theater                               Theater         owned                                                     3,052
Electric Factory                            Club            majority interest                                         3,000
Theater of the Living Arts                  Club/theater    owned                                                   450/810
BOSTON-WORCESTER-LAWRENCE:           7
Tweeter Center for the                      Amphitheater    owned                                                    19,500
 Performing Arts
FleetBoston Pavilion                        Amphitheater    5-year license agreement that expires January 29,         5,000
                                                            2004
Orpheum Theatre                             Theater         4-year operating agreement that expires                   2,700
                                                            December 31, 2000
Avalon                                      Club            5-year exclusive booking agent that expires               1,350
                                                            June 30, 2003
Wilbur Theatre                              Theater         5-year lease that expires August 25, 2001                 1,223
Colonial Theatre                            Theater         8-year lease that expires August 31, 2001                 1,704
Charles Playhouse (main stage)              Theater         owned                                                       525
Charles Playhouse (basement)                Theater         owned                                                       200
DETROIT-ANN ARBOR-FLINT:             8
Pine Knob Music Theatre                     Amphitheater    preferred booking                                        16,646
The Palace at Auburn Hills                  Arena           preferred booking                                        15,000(5)
Meadowbrook Amphitheater                    Amphitheater    exclusive booking                                         7,619
Detroit State Theatre                       Theater         exclusive booking                                         3,000
DALLAS-FORT WORTH:                   9
Starplex Amphitheater                       Amphitheater    32.5% partnership interest in 31-year lease that         20,500
                                                            expires December 31, 2028
HOUSTON-GALVESTON-BRAZORIA:         10
Cynthia Woods Mitchell Pavilion             Amphitheater    15-year management contract that expires                 13,000
                                                            December 31, 2009

                                     U.S.                                                                          TOTAL
                                    MARKET  TYPE OF                                                               SEATING
MARKET AND VENUE                   RANK(1)  VENUE                              SFX'S INTEREST                     CAPACITY
--------------------------------- --------- -------------- ----------------------------------------------------- ---------
Aerial Theater at Bayou Place               Theater        50% partnership interest in 10-year lease that          2,800
                                                           expires December 31, 2007
ATLANTA:                             11
Lakewood Amphitheater                       Amphitheater   32.5% partnership interest in 35-year lease that       19,000
                                                           expires January 1, 2019
Chastain Park Amphitheater                  Amphitheater   10-year lease that expires December 31, 2000            7,000
Roxy Theater                                Club           7-year lease that expires March 31, 2004                1,500
Tabernacle Theater                          Club           10-year lease that expires January 31, 2008               800
MIAMI-FORT LAUDERDALE:               12
Sunrise Musical Theatre                     Theater        owned                                                   3,968
Parker Playhouse                            Theater        4-year exclusive booking that expires October 17,       1,181
                                                           2000
SEATTLE-TACOMA-BREMERTON:            13
White River Amphitheatre (6)                Amphitheater   long-term management agreement                         20,000
PHOENIX-MESA:                        14
Desert Sky Blockbuster Pavilion             Amphitheater   60-year lease that expires June 30, 2049               19,900
ST. LOUIS:                           18
Riverport Amphitheater                      Amphitheater   owned                                                  21,000
American Theater                            Theater        10-year lease that expires July 31, 2004                2,000
Westport Playhouse                          Theater        year-to-year lease, with renewal under negotiation      1,100
DENVER:                              19
Denver Fillmore Auditorium                  Theater        owned                                                   3,000
PITTSBURGH:                          20
Star Lake Amphitheater                      Amphitheater   45-year lease that expires December 31, 2034           22,500
I.C. Light Amphitheater                     Amphitheater   lease agreement that expires December 31, 2004          4,235
CINCINNATI:                          23
Riverbend Amphitheater                      Amphitheater   13-year management and booking agreement that          19,000
                                                           expires after 2011 season
Firstar Arena                               Arena          5-year operating agreement that expires                16,200
                                                           February 12, 2002
Taft Theater                                Theater        10-year lease that expires July 31, 2005                2,458
Bogart's                                    Club           5-year lease that expires August 31, 2002               1,450
KANSAS CITY:                         24
Sandstone Amphitheater                      Amphitheater   10-year lease that expires December 31, 2002           18,000
Starlight Theater                           Theater        concert presentation agreement that expires             9,000
                                                           September 30, 2000
Memorial Hall                               Theater        5-year management contract that expires                 3,000
                                                           January 1, 2004
SACRAMENTO-YOLO:                     25
Sacramento Valley                           Amphitheater   owned                                                  18,500
 Amphitheatre (6)
Punch Line Comedy Club                      Club           9-year lease that expires December 31, 2000               245
MILWAUKEE-RACINE:                    26
Alpine Valley Music                         Amphitheater   26-year lease that expires August 31, 2019; 19-year    35,000
 Amphitheater                                              booking & management agreement that expires
                                                           November, 2013
Marcus Amphitheater                         Amphitheater   50% partnership in lease that expires in 2000          22,828
Modjeska Theater                            Theater        exclusive booking                                       1,800
NORFOLK-VIRGINIA BEACH-NEWPORT       27
 NEWS:
GTE Virginia Beach                          Amphitheater   30-year lease that expires in 2026                     20,000
 Amphitheater
The Boathouse                               Concert Hall   lease that expires in 2013                              2,460
The Abyss                                   Club           exclusive booking                                         900
INDIANAPOLIS:                        29
Deer Creek Music Center                     Amphitheater   owned                                                  21,000

                                       U.S.                                                                       TOTAL
                                      MARKET  TYPE OF                                                            SEATING
MARKET AND VENUE                     RANK(1)  VENUE                            SFX'S INTEREST                    CAPACITY
----------------------------------- --------- -------------- -------------------------------------------------- ---------
Murat Theatre                                 Theater and    50-year lease that expires August 31, 2045           2,700
                                              Ballroom
COLUMBUS:                              31
Polaris Amphitheater                          Amphitheater   owned                                               20,000
CHARLOTTE-GASTONIA-ROCK HILL:          32
Charlotte Blockbuster Pavilion                Amphitheater   owned                                               18,000
NASHVILLE:                             37
First American Music Center                   Amphitheater   owned                                               17,000
HARTFORD:                              39
Meadows Music Theater                         Amphitheater   facility owned; land leased for 40 years until      25,000
                                                             September 13, 2034
Oakdale Theater                               Theater        facility owned; 15-year land lease that expires      4,800
                                                             June 3, 2013 and SFX will purchase upon
                                                             expiration
ROCHESTER:                             43
Finger Lakes Amphitheater                     Amphitheater   year to year co-presentation agreement that         12,700
                                                             expires December 31, 1999
Harro East Theater                            Theater        exclusive booking agent that expires November 4,     1,050
                                                             2005
RALEIGH-DURHAM-CHAPEL HILL:            44
Alltel Pavililion at Walnut Creek             Amphitheater   40-year lease that expires October 31, 2030         20,000
 Amphitheater
WEST PALM BEACH-BOCA RATON:            48
Mars Music Amphitheater                       Amphitheater   lease that expires December 31, 2005                20,000
Royal Poinciana Playhouse                     Theater        6-year lease that expires October 31, 2004             878
LOUISVILLE:                            49
Palace Theatre                                Theatre        50% ownership                                        2,851
ALBANY                                 55
Saratoga Performing Arts Center               Amphitheater   exclusive management agreement and exclusive        25,000
                                                             booking rights for rock and contemporary
ALBUQUERQUE                            62
Mesa Del Sol Centre (6)                       Amphitheater   sublease land, own improvements                     15,000
SPRINGFIELD:                           71
Tanglewood                                    Amphitheater   Exclusive booking agent                             13,802
RENO:                                 124
Reno Hilton Amphitheater                      Amphitheater   exclusive promotion agreement that expires          18,500
                                                             December 31, 2001
INTERNATIONAL VENUES:
TORONTO, CANADA:
Pantages Theatre                              Theater        Owned                                                2,200
LONDON, ENGLAND:
Apollo Victoria Theater                       Theater        Owned                                                1,500
Lyceum                                        Theater        130-Year Lease                                       2,000
Apollo Hammersmith Theater                    Theater        125-Year Lease                                       3,200
Dominion                                      Theater        125-Year Lease                                       2,000
BRISTOL, ENGLAND:
Hippodrome                                    Theater        Owned                                                2,000
BIRMINGHAM, ENGLAND:
Alexandra                                     Theater        Lease expires 2012                                   1,300
OXFORD, ENGLAND:
Apollo                                        Theater        Lease expires 2008                                   1,800
Old Fire Station                              Club           Lease expires 2000                                     200
LIVERPOOL, ENGLAND:
Empire                                        Theater        125-Year Lease                                       2,300
MANCHESTER, ENGLAND:
Manchester Opera House                        Theater        Owned                                                2,000

                                                                                                       TOTAL
                                      TYPE OF                                                         SEATING
MARKET AND VENUE                      VENUE                           SFX'S INTEREST                  CAPACITY
--------------------------------      --------------- ---------------------------------------------- ---------
Manchester Palace Theater             Theater         Owned                                            2,000
Manchester Apollo Theater             Theatre         Owned                                            2,600
Tameside Hippodrome                   Theater         Management agreement expires October 1, 2007     1,200
SHEFFIELD, ENGLAND:
Sheffield Arena                       Theater         Management Agreement                            12,000
YORK, ENGLAND:
Grand Opera House                     Theater         Owned                                            1,000
FELIXTOWE, ENGLAND:
Spa Pavilion                          Theater         Management Agreement                               900
FOLKSTONE ENGLAND:
Leas Cliff Hall                       Theater         Management agreement                               800
HAYES, ENGLAND:
Beck Theater                          Theater         Management agreement expires April 4, 2007         600
LEICESTERSHIRE, ENGLAND:
Donington Park                        Arena/Motor     Lease expires 2022                              72,500
                                      racing circuit
SCARBOROUGH, ENGLAND:
Futurist                              Theater         Management agreement                             2,100
SOUTHPORT, ENGLAND:
Southport Theater                     Theater         Lease expires January 4, 2008                    1,600
SWINDON, ENGLAND:
Wyvern Theater                        Theater         Management agreement expires March 25, 2004        600
TORBAY, ENGLAND:
Princess Theater                      Theater         Lease expires November 17, 2058                  1,400
EDINBURGH, SCOTLAND:
The Playhouse                         Theater         Owned                                            3,300
DUBLIN, IRELAND:
The Point                             Arena           50% interest in long-term lease                  9,000
CARDIFF, WALES:
International Arena                   Theater         Management Agreement                             6,700
STOCKHOLM, SWEDEN
Cirkus Theater                        Theater         owned/land leased                                1,600

----------
(1) Based on the July 1998 population of metropolitan statistical areas as set forth in the Internet Press Release, dated December 1999, by the Population Estimates Program, Population Division, U.S. Bureau of the Census. Excludes venues where SFX sells subscriptions for touring Broadway shows.

(2) Additional seating of approximately 40,000 is available for certain events.

(3) Consulting agreement provides for booking, group sales and marketing consultation services. Venue is available for rental by all promoters.

(4) Most shows have standing room which increases capacity.

(5) Additional seating of approximately 5,000 is available for certain events.

(6) Venue is currently under development.


OPERATING STRATEGY

     SFX's principal objectives are to maximize revenue and cash flow growth through the following specific strategies:


     OWN AND OPERATE THE LEADING INTEGRATED LIVE ENTERTAINMENT NETWORK

     A key component of SFX's operating strategy is to take advantage of the benefits provided by owning and operating an international live entertainment network. SFX's integrated production, promotion, venue operation and event management services enable SFX to:

      o  attract leading performers and events;

      o  provide "one-stop shopping" for performers and agents;

      o  increase venue utilization;

      o enhance its ability to maximize ancillary revenue from concession sales, product merchandising, ticket rebates, and other ancillary sources;

      o capture a larger percentage of overall revenues from live entertainment events; and

      o improve operating efficiencies and take advantage of economies of scale.

     Examples of opportunities afforded to SFX as a result of its large-scale venue operations include:

      o increased percentage of concessions revenues at amphitheaters through its agreements with concessionaires;

      o increased ticket rebate revenues through its agreement with Ticketmaster;

      o  increased national sales and sponsorship programs; and

      o the ability to institute best business practices including special revenue-enhancing programs such as VIP seating and tiered ticket pricing.



  MAXIMIZE SPONSORSHIP REVENUE OPPORTUNITIES

     To maximize revenues, SFX actively pursues the sale of local, regional and national corporate sponsorships, including naming rights and designating "official" event or tour sponsors and providers of concessions. Sponsorship arrangements can provide significant additional revenues at negligible incremental cost. Further, many of SFX's venues currently have no sponsorship arrangements in many of the available categories, including naming rights. By utilizing its leadership position in the live entertainment industry, including its access to a large audience, SFX intends to pursue the sale of local, regional and national sponsorships to major corporations. Examples of recent successes in pursuing this strategy include the sale of "naming rights" to certain of our venues, including the FleetBoston Pavilion, the Tweeter Center for the Performing Arts and the First American Music Center. SFX believes that it is able to deliver a unique promotional vehicle to corporate sponsors by offering the ability to target specific audiences by geography and demography.


  PURSUE INTERNATIONAL CONSOLIDATION OPPORTUNITIES

     The live entertainment industry outside of the U.S. is highly fragmented, with little, if any, integration of services. Event promotion, production, sponsorship and management are typically done at a local level by small operators. SFX believes that the consolidation opportunities that have fueled its domestic growth since its formation exist internationally as well. Accordingly, SFX intends to pursue its business model outside of North America and believes that such expansion will, among other things:

      o provide it with better access to successful foreign performers and events;

      o provide it with additional outlets for its domestic performers and events; and

      o increase the opportunities for performers and events to "cross-over" between the U.S. and foreign markets.

     CONTINUE TO PURSUE DOMESTIC CONSOLIDATION OPPORTUNITIES

     Notwithstanding our strong national presence, SFX believes that the U.S. live entertainment industry continues to be highly fragmented with attractive acquisition opportunities still available. The U.S. live entertainment business remains characterized by numerous participants, including booking agents, promoters, producers, venue owners and venue operators, many of which are entrepreneurial and capital-constrained local or regional businesses that do not achieve significant economies of scale from their operations. SFX believes that the fragmented nature of the industry continues to present attractive acquisition opportunities, and that its larger size will provide it with improved access to the capital markets. This will give SFX a competitive advantage in implementing its acquisition strategy. Through consolidation, SFX believes that it is better able to coordinate negotiations with performers and talent agents, addressing what SFX believes is a growing desire among performers and talent agents to deal with fewer, more sophisticated promoters. SFX intends to selectively pursue additional strategic acquisitions that complement its existing businesses.

     LAUNCH INTERNET INITIATIVES

     SFX's Internet initiatives strategy is designed to take advantage of SFX's unique and extensive access to performers, athletes, live events, premium tickets and other merchandise. SFX.com, which has centralized the access to data on over 80 of our current websites, provides commerce-driven services such as schedules of events, tour information and deep links to applicable pages within ticketing agents' websites to facilitate ticket sales. SFX is currently in the process of expanding the capabilities of SFX.com to offer merchandise sales. SFX is also expanding its offerings of live event cybercasts, which are often syndicated to networks of third party websites and promoted and distributed on the SFX websites. During 2000, SFX also plans to launch FirstInLine.com which will provide access to premium tickets through an affinity club.

     In addition to our core Internet initiatives, we have made minority equity investments in several early stage companies possessing complementary content and technological capabilities. Management believes that the investments in these companies offer significant sponsorship opportunities. However, these companies have limited operating histories and SFX's investments therein may be subject to significant declines in value. SFX can provide no assurances that these investments, or its core Internet initiatives, will be commercially successful.

     INTEGRATE ACQUIRED BUSINESSES INTO CENTRALIZED BOOKING, MARKETING AND ACCOUNTING SYSTEMS

     SFX's management will continue to impose strict financial reporting and cost controls on all of its businesses and to rapidly integrate all of its future acquisitions into its centralized booking, marketing and accounting systems. SFX will seek to realize the benefits of systems integration, including economies of scale, through:

    o the implementation of a nationally coordinated booking system for contracting and scheduling acts;

    o the establishment of a centralized marketing team to exploit ancillary revenue streams on local, regional and national levels, including sponsorship, advertising and merchandising opportunities; and

    o  the implementation of a centralized accounting system.

REGULATORY MATTERS

     Because SFX relies on acquisitions of existing businesses and assets for much of its growth, restrictions imposed by local, state, federal and international regulatory, licensing, approval and permit requirements, including those relating to zoning, operation of public facilities, consumer protection and antitrust, will significantly affect its ability to acquire and operate its business and pursue its operating strategies. For example, the Federal Trade Commission and the Antitrust Division of the U.S. Department of Justice have the authority to challenge SFX's acquisitions on antitrust grounds before or after the acquisitions are completed. Each state or other jurisdiction in which SFX operates may also challenge an acquisition under state, federal or foreign antitrust laws as applicable. SFX may be unable to obtain the licenses, approvals and permits it requires from time to time, including approvals under the Hart-Scott-Rodino Act, to acquire and operate live entertainment businesses in accordance with its expansion strategy. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors."

ENVIRONMENTAL MATTERS

     SFX is subject to various laws, regulations and ordinances which govern the use, storage, disposal, emission and release of hazardous and non-hazardous substances, as well as zoning and noise level restrictions which may effect, among other things, the hours of operations of its venues. Management believes that SFX is in substantial compliance which such governmental laws, regulations and ordinances. Management does not believe that SFX will incur compliance costs pursuant to such requirements that would have a material adverse effect on its consolidated financial position or future results of operations.


EMPLOYEES

     As of December 31, 1999, SFX had approximately 2,700 full-time employees. SFX will also, from time to time, hire or contract for part-time or seasonal employees or independent contractors, although its staffing needs will vary. Management believes that its relations with its employees are good. A number of the employees of SFX are covered by collective bargaining agreements.


ITEM 2. PROPERTIES

     SFX's executive offices are located at 650 Madison Avenue, 16th Floor, New York, New York 10022. SFX wholly or partially owns and/or operates 124 venues as more fully described under Item 1. "Business -- Business Segments of SFX -- Venues." In addition, SFX owns or leases office space throughout the United States and abroad in connection with its operations. On March 3, 2000, SFX entered into a 20-year lease agreement for the Candler Tower in Times Square, New York. The building, which has approximately 180,000 square feet of office space, is expected to be used as SFX's world headquarters.


ITEM 3. LEGAL PROCEEDINGS

     Between approximately February 29 and March 10, 2000, 11 lawsuits were filed in the Court of Chancery in the State of Delaware, New Castle County, by various plaintiffs, all claiming to be shareholders of Class A common stock of SFX, against SFX, its directors and Clear Channel Communications, Inc. The complaints all seek essentially the same relief, i.e., certification as a class action, an injunction enjoining consummation of the proposed SFX/Clear Channel merger and/or damages in an amount to be determined. The complaints allege that the difference in consideration for the Class A and Class B common stockholders pursuant to the merger constitutes unfair consideration to the Class B common stockholders. The complaints allege that SFX's directors have breached their fiduciary duty in agreeing to such terms and conditions and further allege that Clear Channel aided and abetted the actions of the directors of SFX. To date, no answers have been filed by any of the defendants. A plaintiff in one of the lawsuits has filed a motion for summary judgement. The defendants are scheduled to reply to that motion in April 2000. SFX and the other defendants intend to defend the actions vigorously.

     Universal Concerts II, Inc., a California corporation formerly named MCA Concerts II, Inc., brought suit against PACE Amphitheaters, Inc., PACE Entertainment Group, Inc., SFX Entertainment, Inc., Brian Becker and Allen Becker. The complaint alleged, among other things, that SFX's acquisitions of PACE and Concert/Southern caused breaches of PACE's various agreements with Universal. The complaint alleged that PACE is in breach of a co-promotion agreement, that Brian Becker and Allen Becker are in breach of non-competition agreements and that SFX has intentionally interfered with contracts between the plaintiff and certain of the defendants. The defendants have removed the case from the State Court to the Federal Court for the Central Division of California and have answered the complaint denying liability. Although the lawsuit seeks damages in an unspecified amount, in SFX management's view, the realistic amount in controversy is not material to the business or prospects of SFX. The defendants intend to defend the case vigorously.

     On November 20, 1998, a group of plaintiffs filed a complaint against 11 talent agencies and 29 promoters, including SFX and several of its subsidiaries. According to the complaint, the plaintiffs are five individual African-Americans and five corporations owned by such individuals. The complaint alleges action by the defendants to exclude African-Americans from promoting concerts and seeks injunctive relief and damages for civil rights and antitrust violations. The focus of the action appears to be industry-wide, rather than specifically directed at SFX. On May 25, 1999, the complaint was dismissed without prejudice to plaintiffs' right to file an amended pleading. On August 9, 1999, the plaintiffs filed an amended complaint containing allegations that are substantially the same as the original complaint. On October 1, 1999, the defendants filed motions to dismiss the amended complaint. The motions to dismiss will be before the court on April 11, 2000. SFX intends to defend the action vigorously.

     Although SFX is involved in several suits and claims in the ordinary course of business, it is not currently a party to any legal proceeding that it believes would have a material adverse effect on its business, financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders during the fourth quarter of 1999.


                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


PRICE RANGE OF CLASS A COMMON STOCK

     Since June 8, 1999, SFX's Class A Common Stock has been quoted on the New York Stock Exchange under the symbol "SFX." Between April 21, 1998 and June 7, 1999, the Class A Common Stock was quoted on Nasdaq National Market under the symbol "SFXE." Between February 18, 1998, and April 20, 1998, the Class A Common Stock traded on a when-issued basis on the over-the-counter market under the symbol "SFXAV." The Class B Common Stock is not publicly traded.

     The following table sets forth the high and the low closing bid information for the shares of Class A Common Stock as reported on the over-the-counter market through April 20, 1998, as reported by the Nasdaq National Market between April 21, 1998 and June 7, 1999 and by the New York Stock Exchange subsequent to June 7, 1999. Bid quotations reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. The information has been adjusted to reflect a 3-for-2 stock split of SFX's outstanding Common Stock effected on July 27, 1999.






                                                        CLASS A COMMON STOCK
                                                   -------------------------------
1998                                                     HIGH              LOW
----                                               ----------------   ------------
First Quarter, since February 18, 1998 .........      $  16.83         $  13.08
Second Quarter .................................         30.58            16.67
Third Quarter ..................................         36.67            17.96
Fourth Quarter .................................         36.58            15.08

1999                                                       HIGH             LOW
----                                                     --------         --------
First Quarter ..................................      $  43.04         $  35.50
Second Quarter .................................         46.58            35.54
Third Quarter ..................................         51.67            30.63
Fourth Quarter .................................         36.56            26.38

     On March 28, 2000, the last reported sales price of the Class A Common Stock on the New York Stock Exchange was $39 7/8 per share. As of March 28, 2000, SFX had 316 holders of record of the Class A Common Stock and 2 holders of record of the Class B Common Stock.


DIVIDEND POLICY

     SFX has no present plans to declare any dividends on its Common Stock. SFX's note indentures significantly restrict its ability to pay dividends on Common Stock in the future, and the payment of cash dividends on SFX's Common Stock is currently prohibited under SFX's Senior Credit Facility. In, addition, the Agreement and Plan of Merger between SFX, Clear Channel Communications, Inc. and CCUII Merger Sub, Inc., prohibits SFX from paying cash dividends on its Common Stock. The decision to declare a dividend and the amount thereof, if any, will be in the sole discretion of the board of directors of SFX.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA OF SFX

     The selected consolidated financial data of SFX has been derived from the historical financial statements of Delsener/Slater and affiliated companies, the predecessor of SFX, as of and for each of the two years in the period ended December 31, 1996 and the historical consolidated financial statements of SFX as of and for each of the three years in the period ended December 31, 1999.



                                                                            Year Ended December 31,
                                                                       (in thousands, except share data)
                                                          Predecessor
                                                       1995          1996          1997            1998             1999
                                                    ----------   -----------   ------------   --------------   -------------
STATEMENT OF OPERATIONS DATA:
Revenue .........................................    $48,054      $ 50,886      $  96,653       $  888,916      $1,684,355
Operating expenses ..............................     47,178        50,686         83,417          790,504       1,478,813
Depreciation & amortization (1) .................        750           747          5,431           62,197         142,583
Non-cash charges ................................         --            --             --           34,051           7,250
Non-recurring charges ...........................         --            --             --            5,600              --
Corporate expenses ..............................         --            --          2,206           11,194          18,524
                                                     -------      --------      ---------       ----------      ----------
Operating income (loss) .........................        126          (547)         5,599          (14,630)         37,185
Interest expense ................................       (144)          (60)        (1,590)         (50,759)       (100,825)
Other income, net ...............................        178           198            295            2,455           6,577
Gains on sales of assets, net ...................         --            --             --               --             760
                                                     -------      --------      ---------       ----------      ----------
Income (loss) before income taxes ...............        160          (409)         4,304          (62,934)        (56,303)
Income tax provision ............................        (13)         (106)          (490)          (3,000)         (1,597)
                                                     -------      --------      ---------       ----------      ----------
Income (loss) before extraordinary loss .........        147          (515)         3,814          (65,934)        (57,900)
Extraordinary loss, net of taxes ................         --            --             --               --          (2,490)
                                                     -------      --------      ---------       ----------      ----------
Net income (loss) ...............................    $   147      $   (515)     $   3,814       $  (65,934)     $  (60,390)
                                                     =======      ========      =========       ==========      ==========
Net income (loss) per basic and dilutive
 common share (2) ...............................                               $    0.18       $    (1.83)     $    (1.10)
OTHER OPERATING DATA:
EBITDA (3) ......................................    $   871      $    200      $  11,030       $   87,218      $  187,018
Cash provided by (used in):
Operating activities ............................    $  (453)     $  4,214      $   1,005       $   27,441      $   34,879
Investing activities ............................         --          (435)       (73,296)        (891,920)       (883,156)
Financing activities ............................       (216)       (1,431)        78,270          906,521       1,184,554
BALANCE SHEET DATA:
Current assets ..................................    $ 3,022      $  6,191      $  11,220       $  148,733      $  587,842
Property and equipment, net .....................      2,978         2,231         59,685          292,626         686,246
Goodwill, net ...................................         --            --         60,306          874,783       1,503,981
Total assets ....................................      6,037         8,880        146,942        1,383,452       2,948,873
Current liabilities .............................      3,138         7,973         22,437          163,414         361,678
Long-term debt ..................................         --            --         15,255          768,195       1,384,992
Temporary equity-stock subject to
 redemption (4) .................................         --            --             --           16,500          18,876
Stockholders' equity ............................      2,900           907        102,144          378,536       1,099,969

----------
(1) Includes $2,406 and $12,701 of integration and start-up costs for the years ended December 31, 1998 and 1999, respectively.

(2)   Reflects three-for-two stock split which occured in July 1999.

(3) "EBITDA" is defined as earnings before interest, taxes, minority interest, gains on sales of assets, non-cash and non-recurring charges and depreciation and amortization, including integration and start-up costs. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principals ("GAAP"), SFX believes that EBITDA is accepted by the entertainment industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of entertainment companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining SFX's operating performance or liquidity which is calculated in accordance with GAAP. SFX believes that the operating performance of entertainment companies, such as SFX, is measured, in part, by their ability to generate EBITDA. Further, SFX uses EBITDA as its primary indicator of operating performance and as a measure of liquidity. EBITDA, as SFX calculates it, may not be comparable to calculations of similarly titled measures presented by other companies.

(4) As a result of the PACE and Marquee acquisitions, SFX may be obligated to repurchase 820,000 shares of Class A Common Stock issued in connection with these acquisitions. SFX has recorded the maximum liability under the related agreements. During 1999, certain of the PACE sellers gave up their put right to approximately 67,000 shares of Class A Common Stock. In January 2000, SFX was required to repurchase 36,000 shares of Class A Common Stock for $1,900.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion of the financial condition and results of operations of SFX should be read in conjunction with the consolidated financial statements and related notes thereto included in this Report. The following discussion contains certain forward-looking statements that involve risks and uncertainties. SFX's actual results could differ materially from those discussed herein. Factors that could cause or contribute to the differences are discussed in "-- Safe Harbor for Forward-Looking Statements", "-- Risk Factors" and elsewhere in this Report. SFX undertakes no obligation to revise these forward-looking statements to reflect any future events or circumstances.


GENERAL

   SFX operates primarily in four major business segments within the live entertainment industry:

o the music segment, which includes promoting and producing music events and tours and owning and operating concert venues;

o the theater segment, which includes producing and promoting theatrical events and tours and owning and operating theatrical venues;

o the sports segment, which includes talent representation and marketing of professional athletes and broadcasters, television programming and production, event management and promotion of motor sports events; and

o the family entertainment & other segment, which includes producing and promoting family-oriented events, providing marketing and consulting services, publishing music related trade magazines and producing and distributing network radio special events and concert programming.

 SFX sells corporate sponsorships and advertising in each of its segments.

     Music

     SFX's primary source of concert promotion revenues is from ticket sales at events promoted by SFX. As a venue operator, SFX's primary sources of revenue are corporate sponsorships and advertising, concessions, parking, merchandising, ticket rebates and other ancillary services, derived principally from events promoted by SFX.

     Revenue from ticket sales is affected primarily by the number of events SFX promotes, the average ticket price and the number of tickets sold. The average ticket price depends on the popularity of the artist, the size and type of venue and the general economic conditions and consumer tastes in the market where the event is being held. Generally, the promoter or producer will agree to pay the artist the greater of a minimum guarantee or a profit sharing payment based on ticket revenue less certain show expenses. The promoter generally assumes the financial risk of ticket sales and is responsible for local production and advertising of the event. When the promoter assumes the financial risk, all revenue and expenses associated with the event are recorded. Revenue received before the event date is initially recorded on the balance sheet as deferred revenue; after the event occurs, it is recorded on the statement of operations as gross revenue.

     SFX's most significant operating expenses are talent fees, production costs and venue operating expenses, including rent, advertising costs and insurance expense. The booking of talent in the concert promotion business generally involves contracts for limited engagements, often involving a small number of performances. As a producer, SFX is generally responsible for the booking of talent for a larger number of events, often an artist's entire tour. Talent fees depend primarily on the popularity of the artist, the ticket price that the artist can command at a particular venue and the expected level of ticket sales. Production costs and venue operating expenses have substantial fixed cost components and variable costs primarily related to expected attendance. Expenses are deferred on the balance sheet as prepaid event expenses until the event occurs; after the event occurs, the expenses are included on the statement of operations as costs of revenues.

     Theater

     SFX's theatrical operations are directed mainly towards the presentation of touring Broadway shows at owned and/or operated venues and the production and promotion of touring Broadway shows. Touring Broadway shows generate revenues primarily from ticket sales and sponsorships. The principal source of revenue at owned and/or operated venues is rental income from production companies, merchandise sales and concession sales. Revenue from ticket sales is primarily affected by the popularity of the production and the general economic conditions and consumer tastes in the particular market and venue where the production is presented. To reduce its dependency on the success of any single touring production, SFX sells advance annual subscriptions that provide the purchaser with tickets for all of the shows that SFX intends to tour in the particular market during the touring season. Historically, approximately 30% of ticket sales for touring Broadway shows presented by SFX were sold through advance annual subscriptions. Subscription related revenues received before the event date and other advanced ticket sales are initially recorded on the balance sheet as deferred revenue; after the event occurs, they are recorded on the statement of operations as gross revenue. Promotion expenses are capitalized during the year on the balance sheet as prepaid event expenses until the event occurs. Production expenses are capitalized on the balance sheet as prepaid event expenses until the tour begins, at which time all costs are amortized over the expected life of the tour, which is generally less than one year. Subscriptions for touring Broadway shows typically cover approximately two-thirds of SFX's break-even cost point for those shows.

     Principal operating expenses related to touring shows include talent, rent, advertising and royalties. Talent costs are generally fixed once a production is cast. Rent and advertising expense may be either fixed or variable based on the arrangement with the particular local promoter/venue operator. Royalties are generally paid as a percentage of gross ticket sales. The principal operating expenses related to owned or operated venues are building operation costs and payroll.

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

     Sports

     SFX is a leading fully integrated sports marketing and management company specializing in the representation of sports athletes and broadcasters, integrated event management, television programming and production and marketing consulting services. SFX's talent representation and marketing activities consist principally of the representation of sports athletes and broadcasters in contract and endorsement negotiations. SFX's principal source of revenue is from talent representation. SFX typically receives a percentage of monies earned by its clients and a percentage of the endorsement deals negotiated by SFX. Revenue from these sources is recognized in the period the services are rendered and the fee is determinable. Principal operating expenses include salaries, wages and travel and entertainment expenses.

     SFX's motor sports activities consist principally of the production and promotion of specialized motor sports, which generate revenues primarily from ticket sales and sponsorships, as well as merchandising and video rights associated with producing motor sports events. Ticket prices for these events are generally lower than for theatrical or music concert events. Event-related revenues received before the event date are initially recorded on the balance sheet as deferred revenue. After the event occurs, they are recorded on the statement of operations as gross revenue. Operating expenses associated with motor sports activities include talent, rent, track preparation costs, security and advertising. These operating expenses are generally fixed costs that vary based on the type of event and venue where the event is held. Expenses are deferred on the balance sheet as prepaid event expenses until the event occurs; after the event occurs, the expenses are included on the statement of operations as costs of revenues.

     Family Entertainment & Other

     The family entertainment segment produces and presents family-oriented entertainment such as children's theatrical shows, dance shows, ice-skating, gymnastic shows and artifact exhibits worldwide. SFX's other principal businesses include the production and distribution of radio industry trade magazines and the provision of radio airplay and music retail research services. The primary sources of revenues from these activities include the sale of advertising space in its publications and the sale of advertising time on radio stations that carry its syndicated shows, subscription fees for its trade publications and subscription fees for access to its database of radio play lists and audience data. Revenues generally vary based on the overall advertising environment and competition.

     SFX also provides marketing and consulting services pursuant to contracts with individual clients for specific projects. Revenues from and costs related to these services vary based on the type of service being provided.


PROPOSED MERGER WITH CLEAR CHANNEL COMMUNICATIONS, INC.

     On February 29, 2000 SFX announced that it had entered into a definitive merger agreement with Clear Channel Communications, Inc. Under the terms of the merger agreement, the Class A shareholders of SFX will receive 0.6 shares of Clear Channel Communications, Inc. common stock for each SFX share, and Class B shareholders of SFX will receive one share of Clear Channel Communications, Inc. common stock for each SFX share, on a fixed exchange basis. The proposed merger would require an amendment to SFX's certificate of incorporation to allow the unequal consideration being paid to holders of Class A and Class B Common Stock. The transaction is expected to be consummated early in the third quarter of 2000, subject to the approval of the Class A and Class B Shareholders of SFX, customary regulatory approvals and other closing conditions. For more information regarding the terms of the merger, please refer to the Agreement and Plan of Merger, which has been incorporated by reference as an exhibit to this Report. The information included in this Report is being presented by SFX without input from Clear Channel and without consideration of Clear Channel's plans following the merger. No assurances can be given that the merger will be consummated, on the terms currently contemplated, or at all.

     Clear Channel is a public company and is therefore subject to the informational reporting requirements of the Securities Exchange Act of 1934. Accordingly, information regarding the business and operations of Clear Channel is filed with the Securities and Exchange Commission and is publicly available.


STOCK SPLIT

     In July of 1999, SFX completed a 3-for-2 split of its Class A and Class B Common Stock. The financial and share information presented herein has been restated, to the extent applicable, to reflect the effect of the stock split.


1997 ACQUISITIONS

     During 1997, SFX completed the following acquisitions (in thousands):




                                               CASH
                                          CONSIDERATION     VALUE OF       NUMBER
                               DATE        AND ASSUMED        STOCK      OF SHARES     BUSINESS
COMPANY                      ACQUIRED          DEBT          ISSUED        ISSUED      SEGMENT
-------------------------   ----------   ---------------   ----------   -----------   ---------
Delsener/Slater .........    1/2/97          $ 26,815       $    --          --       Music
Meadows .................    3/1/97            16,354         7,500         371       Music
Sunshine ................    6/1/97            57,489         4,000         228       Music
                                             --------       -------         ---
Total ...................                    $100,658       $11,500         599
                                             ========       =======         ===

     The cash portion of the purchase price for SFX's 1997 acquisitions was financed through capital contributions from SFX Broadcasting.

1998 ACQUISITIONS

     During 1998, SFX completed the following acquisitions (in thousands):




                                            CASH
                                       CONSIDERATION   VALUE OF     NUMBER
                              DATE      AND ASSUMED      STOCK    OF SHARES              BUSINESS
COMPANY                     ACQUIRED      DEBT (1)      ISSUED      ISSUED               SEGMENT
-------------------------- ---------- --------------- ---------- ----------- -------------------------------
Bill Graham Presents .....  2/24/98       $ 72,827     $  7,500       845    Music and Family Entertainment
                                                                             & Other
PACE and Pavilion ........  2/25/98        220,683       20,000     2,250    Music, Theatrical and Sports
Contemporary .............  2/27/98         82,702       16,200     1,894    Music and Family Entertainment
                                                                             & Other
Network ..................  2/27/98         59,145       16,239     1,284    Other
FAME .....................  6/4/98          85,491       35,960     1,500    Sports
Don Law ..................  7/2/98          92,195           --        --    Music
Magicworks ...............  9/11/98        115,740           --        --    Music, Theatrical and Family
                                                                             Entertainment & Other
Other acquisitions .......  Various        194,822       11,000       563    Music, Theatrical, Sports,
                                          --------     --------     -----
                                                                             Family Entertainment and Other
Total ....................                $923,605     $106,899     8,336
                                          ========     ========     =====

----------
(1) Includes cash paid related to deferred contingent purchase price agreements.


     The funds required to finance the 1998 acquisitions were obtained from the February 1998 note offering, SFX's then-existing senior credit facility and the 1998 equity offering.


1999 ACQUISITIONS

     During 1999, SFX completed the following acquisitions (in thousands):




                                         CASH
                                    CONSIDERATION   VALUE OF     NUMBER
                           DATE      AND ASSUMED      STOCK    OF SHARES              BUSINESS
COMPANY                  ACQUIRED      DEBT (1)      ISSUED      ISSUED               SEGMENT
----------------------- ---------- --------------- ---------- ----------- -------------------------------
Cellar Door ...........  2/19/99      $  76,788     $ 20,000       519    Music
Nederlander ...........  3/16/99        126,423           --        --    Music
Marquee ...............  3/16/99         54,073       81,728     2,103    Sports
Livent ................  8/27/99        100,809           --        --    Theatrical
Apollo ................  9/17/99        218,942       37,472       980    Theatrical, Family
                                                                          Entertainment & Other
EMA Telstar ...........  10/4/99         27,857           --        --    Music
Mojo Works ............ 10/21/99         40,654           --        --    Music
Other Acquisitions ....  Various        175,422       15,745       397    Music, Theatrical, Sports,
                                      ---------     --------     -----
                                                                          Family Entertainment and Other
Total .................               $ 820,968     $154,945     3,999
                                      =========     ========     =====

----------
(1) Includes cash paid related to deferred contingent purchase price agreements.


     Cellar Door

     On February 19, 1999, SFX purchased all of the issued and outstanding capital stock of the Cellar Door group of companies for a purchase price of $70.0 million in cash, 519,357 shares of Class A Common Stock with a value of $20.0 million, and $8.5 million (present value of $6.8 million) payable in five equal annual installments beginning on the first anniversary of the closing date. In addition, SFX agreed to issue to the seller options to purchase 150,000 shares of Class A Common Stock in equal installments over the five-year period following the closing date at fair market value. SFX financed the acquisition with a portion of the net proceeds from its February 1999 equity offering.

     Nederlander

     On March 16, 1999, SFX acquired certain interests in seven venues and other assets of Nederlander for an aggregate purchase price of approximately $93.8 million in cash. The agreement relating to the Mesa del Sol Centre for the Performing Arts provides for additional payments based on the financial performance of this venue. In the third quarter of 1999, SFX renegotiated the agreement with respect to the Firstar Arena whereby SFX relinquished its financial interest in the venue in exchange for a revised long-term venue management agreement. SFX financed this acquisition with a portion of the net proceeds of its February 1999 equity offering and borrowings under SFX's then-existing senior credit facility. In addition, during the fourth quarter of 1999, SFX purchased the remaining 50% interest in a partnership that holds the long-term leases to two amphitheaters for $35.5 million. SFX financed the incremental acquisition with a portion of the net proceeds of the August 1999 equity offering and borrowings under SFX's senior credit facility.

     Marquee

     On March 16, 1999, a subsidiary of SFX was merged with and into The
Marquee Group, Inc. and Marquee became a wholly owned subsidiary of SFX. In connection with the merger, SFX issued approximately 2.1 million shares of SFX Class A Common Stock with a value of approximately $81.7 million on the date of the merger and repaid $33.5 million of Marquee's debt. SFX financed the cash portion of the acquisition with borrowings under its then-existing senior credit facility. Through March 28, 2000, SFX also paid $49.4 million of additional purchase consideration which arose from acquisitions made by Marquee prior to SFX's acquisition of Marquee. Under certain circumstances, SFX may be required to make additional payments arising from Marquee's acquisition agreements.

     In the third quarter of 1999, SFX disposed of the operations of QBQ Entertainment, Inc, whose primary business is the representation of artists in the music industry as agent. No gain or loss was recognized on the transaction. SFX does not have a management or ownership interest in the newly formed company. In connection with the disposition, as of December 31, 1999, SFX had loaned the newly formed company $7.2 million, which has been recorded as an other asset on the consolidated balance sheet. SFX also rendered advisory services to QBQ for which revenue of $1.0 million was recognized in 1999. The newly formed company is in the process of obtaining independent financing.

     Livent

     On August 27, 1999, SFX purchased certain assets of Livent, Inc. and its affiliates, including three theaters and the intellectual property rights to several current and future Broadway productions, including Ragtime, Fosse, Phantom of the Opera and Seussical. The purchase price for this acquisition was approximately $100.8 million, consisting of $79.3 million in cash, $18.4 million of deferred purchase consideration and $3.1 million in assumption of debt, subject to post-closing adjustments. SFX financed the cash portion of the acquisition with a portion of the net proceeds from its August 1999 equity offering.

     Apollo

     On September 17, 1999, SFX acquired Apollo Leisure Group plc, the largest live theater operator as well as one of the largest providers of entertainment and leisure management services in the United Kingdom. The total purchase price for the acquisition was approximately $256.4 million, comprised of approximately $196.4 million in cash, 979,667 shares of Class A Common Stock with a value of approximately $37.5 million and the assumption of net liabilities of approximately $22.5 million, subject to post-closing adjustments. Apollo operates, among other venues, 3 arenas and a network of 23 theaters. In connection with the Apollo acquisition, SFX acquired 100% of Barry Clayman Concerts, which is a leading promoter of concert and other live entertainment events throughout the U.K. SFX financed the cash portion of the acquisition with borrowings under SFX's senior credit facility.

     EMA Telstar

     On October 4, 1999, SFX purchased EMA Telstar, a venue owner and a promoter and producer of live entertainment events in Sweden, for approximately $27.9 million in cash. The purchase price was paid with a portion of the net proceeds from the August 1999 equity offering. Under certain conditions, SFX may have to make significant additional payments based upon EMA's achievement of certain earnings targets.

     Mojo Works

     On October 25, 1999, SFX purchased 80% of the Mojo Works group of companies, a promoter and producer of live entertainment in the Netherlands for approximately $40.6 million in cash, including working capital, subject to post-closing adjustments. Under certain circumstances, the sellers have the right to sell the remaining 20% interest to SFX and SFX has the right to purchase the remaining 20% interest from the sellers. The purchase price was paid with a portion of the net proceeds from the August 1999 equity offering.

     Other Acquisitions

     During the first quarter of 1999, SFX also completed the acquisitions of The Entertainment Group, Inc., a concert and theatrical producer, RZO, a concert promoter, producer of international music concert tours and music publishing business and the assets of Integrated Sports International, L.P., a full-service sports marketing company and a music venue. The total consideration for these acquisitions and the long-term marketing and consulting agreement consisted of $73.2 million in cash and 142,766 shares of Class A Common Stock valued at $5.2 million at the time of the acquisitions. In addition, SFX has accrued $4.0 million of contingent purchase price as of December 31, 1999. SFX financed these transactions with the proceeds from the February 1999 equity offering and borrowings under SFX's then-existing senior credit facility. In addition, SFX may be required to make additional payments of up to $13.0 million in cash and 75,000 shares of Class A Common Stock based on the financial performance of certain of these acquired companies.

     During the second quarter of 1999, SFX completed the acquisitions of Hendricks Management Company, Inc., which represents and provides financial consulting services to team sports athletes, primarily in professional baseball, and a 50% interest in A.H. Enterprises, a leading promoter of urban music. SFX increased its ownership interest in A.H. Enterprises to 60% in January 2000. The total consideration for these acquisitions was approximately $29.6 million in cash and $4.1 million in deferred purchase consideration. SFX financed these acquisitions with borrowings under SFX's then-existing senior credit facility and cash on hand. SFX may be required to make additional payments, in shares of SFX Class A Common Stock, based on the cumulative financial performance of Hendricks Management Company, Inc. through December 31, 2002. In addition, SFX invested approximately $11.2 million in certain entertainment and sports related Internet companies.

     During the third quarter of 1999, SFX completed the acquisitions of Candid Productions, Inc., a producer of professional figure skating events, a 50% interest in Cardenas Fernandez & Associates, Inc, a leading concert promoter and producer of music concerts by Hispanic artists, Tellem & Associates, which represents team sports athletes, primarily in professional baseball and basketball and Midland Concert Promotions Group Limited, a concert promoter and motorsports venue operator in the United Kingdom. The total consideration for these acquisitions was approximately $66.4 million consisting of $49.2 million in cash, and 253,666 shares of Class A Common Stock valued at $10.5 million and $6.7 million in deferred purchase consideration. SFX financed these acquisitions with a portion of the net proceeds of the August 1999 equity offering and borrowings under the senior credit facility.

     During the fourth quarter of 1999, SFX completed the acquisitions of SME Power Branding, a sports brand identity company, the rights to a 10-year lease of Tabernacle, a music venue in Atlanta, Georgia and the assets of a sport talent representation company in Australia. The total cash consideration for these acquisitions was approximately $12.6 million. SFX financed these acquisitions with a portion of the net proceeds of the August 1999 equity offering and borrowings under the senior credit facility.

2000 ACQUISITIONS


     In the first quarter of 2000, SFX completed the acquisitions of Speakers of Sport, which represents professional baseball athletes and The Electric Factory, the primary concert promoter in the Philadelphia, Pennsylvania area. The total cash consideration of approximately $65.4 million was financed with a portion of the net proceeds from the August 1999 equity offering.


     Although SFX is currently pursuing certain additional acquisitions, it has not entered into any definitive agreements with respect to such acquisitions, and there can be no assurance that it will do so. See "-- Risk Factors -- If we are unable to complete future acquisitions, our stock price may suffer."


     The foregoing descriptions do not purport to be complete descriptions of the terms of the acquisition agreements and are qualified by reference to the acquisition agreements. Copies of certain of these acquisition agreements have been filed as exhibits to this Report and are incorporated herein by reference. Pursuant to certain of the aforementioned acquisition agreements, SFX may be required make additional payments or repurchase shares of its Class A Common Stock.


     All of SFX's acquisitions were accounted for using the purchase method of accounting, and the intangible assets acquired will generally be amortized over periods of up to 15 years. As of December 31, 1999, SFX had recorded net goodwill of $1.58 billion. The amount of amortization charges will be substantial and will continue to affect SFX's operating results in the future. These charges, however, do not result in an outflow of cash or impact EBITDA, as defined herein.


FINANCINGS


     Senior Subordinated Notes Offerings


     On February 11, 1998, SFX completed an offering of $350.0 million in principal amount of 9 1/8% Senior Subordinated Notes due February 1, 2008. Interest is payable on the notes on February 1 and August 1 of each year. SFX used the proceeds from the February 1998 note offering and the initial borrowings under SFX's then-existing credit facility to consummate certain of SFX's 1998 acquisitions. On July 15, 1998, SFX consummated the exchange of substantially identical publicly registered notes for all outstanding old notes issued in the February 1998 notes offering. All original notes were tendered for exchange and were canceled upon the issuance of the same principal amount of exchange notes.


     On November 25, 1998, SFX completed an offering of $200.0 million in principal amount of 9 1/8% Senior Subordinated Notes due December 1, 2008. Interest is payable on the notes on June 1 and December 1 of each year. SFX used the proceeds from the November 1998 note offering to repay substantially all outstanding borrowings under the revolving portion of the then-existing senior credit facility. In March 1999, SFX consummated the exchange of substantially identical publicly registered notes for outstanding notes issued in the November 1998 note offering. All original notes were tendered for exchange and were canceled upon the issuance of the same principal amount of exchange notes.


     Consent Solicitation


     In July 1999, SFX completed a consent solicitation with respect to its outstanding senior subordinated notes whereby it obtained approval from the holders of the notes to modifications of certain covenants in the indentures governing the notes. The modifications, among other things, provided SFX with more flexibility to make investments and acquisitions internationally and permitted SFX's foreign subsidiaries to incur indebtedness, subject to certain limitations. Fees associated with the transaction totaled $13.7 million and have been recorded as debt issuance costs on the balance sheet.

     Senior Credit Facility

     On August 23, 1999, SFX entered into a new seven-year $1.1 billion senior credit facility which replaced SFX's then-existing $350.0 million senior credit facility. The new senior credit facility is comprised of a $250.0 million multi-draw, multi-currency term loan maturing on December 31, 2005 (the "Term A Loan"), a single-draw, $600.0 million U.S. dollar term loan maturing on June 30, 2006 (the "Term Loan B") and a $250.0 million reducing revolver having a letter of credit sub-limit of $75.0 million maturing on December 31, 2005. SFX recorded a $2.5 million extraordinary loss on the early extinguishment of debt, net of taxes, related to the replaced facility. SFX used a portion of the borrowings under the senior credit facility to finance certain of its 1999 and 2000 acquisitions and intends to use the remaining borrowing availability for general corporate purposes and potential future acquisitions.

     May 1998 Equity Offering

     On May 27, 1998, SFX consummated an offering of 12,075,000 shares of Class A Common Stock at an offering price of $28.83 per share and received net proceeds of approximately $329.0 million. SFX used the proceeds to consummate certain of its 1998 acquisitions, to fund $109.7 million of tax indemnity payments related to the sale of SFX Broadcasting and to pay fees and other expenses.

     February 1999 Equity Offering

     In February 1999, SFX consummated an offering of 7,423,000 shares of Class A Common Stock at an offering price of $37.00 per share and received net proceeds of approximately $260.7 million. SFX used the proceeds to finance certain of its 1999 acquisitions.

     August 1999 Equity Offering

     In August 1999, SFX consummated an offering of 8,625,000 shares of SFX's Class A Common Stock at an offering price of $41.00 per share and received net proceeds of approximately $338.7 million. SFX used a portion of the net proceeds to finance certain of its 1999 and 2000 acquisitions and intends to use the remaining portion of the net proceeds for general corporate purposes and potential future acquisitions.


RESULTS OF OPERATIONS

     The operating performance of entertainment companies, such as SFX, is measured, in part, by their ability to generate EBITDA. Further, SFX uses
EBITDA as the primary indicator of its operating performance and secondarily as a measure of liquidity. SFX defines "EBITDA" as earnings before interest, taxes, minority interest, gains on sales of assets, non-cash and non-recurring charges and depreciation and amortization, including integration and start-up costs. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles ("GAAP"), SFX believes that the entertainment industry accepts EBITDA as a generally recognized measure of performance and analysts who report publicly on the performance of entertainment companies use EBITDA. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with GAAP. SFX believes that the operating performance of entertainment companies, such as SFX, is measured in part by their ability to generate EBITDA. Further, SFX uses EBITDA as its primary indicator of operating performance and as a measure of liquidity. EBITDA, as SFX calculates it, may not be comparable to calculations of similarly titled measures presented by other companies.

     SFX's operations and revenues have been largely seasonal in nature, with generally higher revenues generated in the second and third quarters. For example, pro forma for the 1999 acquisitions, SFX generated approximately 59% of its revenues in the second and third calendar quarters during the year ended December 31, 1999. SFX's outdoor venues are primarily used in the summer months and do not generate substantial revenue in the late fall, winter and early spring. Similarly, the musical concerts that SFX promotes largely occur in the second and third quarters. SFX's entertainment marketing and consulting in connection with musical concerts also generate a large share of revenues in the second and third quarters. Therefore, the seasonality of SFX's business causes, and will continue to cause, a significant variation in SFX's quarterly operating results.

HISTORICAL RESULTS

     Year ended December 31, 1999 as compared to the year ended December 31,
1998

     During 1998 and 1999, SFX made significant acquisitions in each of its business segments. The 1998 and 1999 acquisitions were the primary reason for the increases in revenue, EBITDA and operating income, before corporate charges, in each of the segments during this period. The following table summarizes each segment's operating performance for the years ended December 31, 1999 and 1998 (in thousands):




                                          REVENUE                     EBITDA (1)             OPERATING (LOSS) INCOME
                                ---------------------------   --------------------------   ----------------------------
                                    1999           1998           1999          1998           1999           1998
                                ------------   ------------   -----------   ------------   -----------   --------------
Segments (2):
 Music ......................   $  976,203      $ 604,469      $ 118,693     $  61,204      $  41,024      $   24,598
 Theatrical .................      289,671        150,970         31,924        15,576         17,556           4,419
 Sports .....................      141,706         24,899         33,281         2,466          8,968          (2,897)
 Family entertainment &
   other ....................      276,775        108,578         21,644        19,166          3,349          10,095
                                ----------      ---------      ---------     ---------      ---------      ----------
Segment performance .........    1,684,355        888,916        205,542        98,412         70,897          36,215
Corporate ...................           --             --        (18,524)      (11,194)       (33,712)        (50,845)
                                ----------      ---------      ---------     ---------      ---------      ----------
Total .......................   $1,684,355      $ 888,916      $ 187,018     $  87,218      $  37,185      $  (14,630)
                                ==========      =========      =========     =========      =========      ==========

----------
(1) As used in these tables, EBITDA excludes integration and start-up costs and non-cash and non-recurring charges.
(2) Certain segment information in 1998 has been reclassified to conform to the 1999 presentation.


     Music Revenue increased by $371.7 million to $976.2 million for the year ended December 31, 1999, compared to $604.5 million for the year ended December 31, 1998. EBITDA increased by $57.5 million to $118.7 million from $61.2 million. Operating income increased by $16.4 million to $41.0 million from $24.6 million. Approximately $262.5 million of the increase in revenue was primarily the result of the inclusion of revenue from the operations of Cellar Door, Nederlander, EMA Telstar and Mojo and approximately $109.2 million of the increase was the result of increased touring activity, including radio festivals, and increased ticket sales, sponsorships and concessions from businesses owned during both periods. The increase in EBITDA reflected a $35.0 million improvement at businesses owned for both periods, primarily as a result of the increased touring activity mentioned above and $22.5 million related to the music segment acquisitions. The increase in operating income of $16.4 million resulted from the factors contributing to the increase in EBITDA, partially offset by increased depreciation and amortization expense related to the acquisitions and a non-recurring loss related to SFX's Latin American touring activities.

     Theatrical Revenue increased by $138.7 million to $289.7 million for the year ended December 31, 1999, compared to $151.0 million for the year ended December 31, 1998. EBITDA increased by $16.3 million to $31.9 million from $15.6 million. Operating income increased by $13.2 million to $17.6 million from $4.4 million. Approximately $116.0 million of the increase in revenue is the result of the inclusion of revenue from the operations of Apollo, Livent and certain acquisitions that were not owned for the full year in 1998 and approximately $22.7 million of the increase in revenue was the result of increased theatrical touring productions, during 1999, in which SFX had a majority interest and, therefore revenues were consolidated in SFX's financial statements. The increase in EBITDA reflected a $20.2 million contribution from operations of the theatrical segment acquisitions in 1999 offset by a $3.9 million decrease related to a stronger theatrical touring season in 1999. The increase in operating income of $13.2 million resulted from operations of the theatrical segment acquisitions and the increase in EBITDA, partially offset by increased depreciation and amortization expense related to the acquisitions.

     Sports Revenue increased by $116.8 million to $141.7 million for the year ended December 31, 1999, compared to $24.9 million for the year ended December 31, 1998. EBITDA increased by $30.8 million to $33.3 million from $2.5 million. Operating income increased by $11.9 million to

$9.0 million from an operating loss of $2.9 million. Approximately $36.3 million of the increased revenue resulted from the operations of the PACE motorsports business. This 1998 acquisition of PACE occurred after the peak months of motorsports activities during that year. In addition, approximately $64.8 million of the increase in revenue resulted from the inclusion of the operations of the entities acquired by the sports segment in 1999 and an increase of $15.7 million related to increased sports representation and motor sports activity. The increase in EBITDA reflected a $26.0 million increase related to the operations of the sports companies acquired during 1998 and 1999 and a $4.8 million improvement at companies owned for both periods, primarily increased sports representation activity. The increase in operating income of $11.9 million resulted from the increase in EBITDA, partially offset by increased depreciation and amortization expense related to the acquisitions. The resulting improvement in EBITDA and operating income margins are primarily attributable to ownership of the motor sports business for the entire year during 1999.

     Family Entertainment & Other Revenue increased by $168.2 million to $276.8 million for the year ended December 31, 1999, compared to $108.6 million for the year ended December 31, 1998. EBITDA increased by $2.4 million to $21.6 million from $19.2 million. Operating income decreased by $6.8 million to $3.3 million from $10.1 million. Approximately $65.3 million of the increase in revenue was primarily the result of increased national sponsorship and an increase in events presented, increased merchandising and increased marketing, while $102.9 million of the increase was the result of the inclusion of revenues from entities acquired by the family entertainment & other segment that were not owned for the year in 1998. The increase in EBITDA of $2.4 million primarily reflects the acquisition of Apollo in 1999. The decrease in operating income of $6.8 million resulted from increased depreciation and amortization expense related to the acquisitions, partially offset by the increase in EBITDA.

     Corporate Corporate related expenses, including non-cash charges and depreciation and amortization, were $33.7 million for the year ended December 31, 1999 compared to $50.8 million for the year ended December 31, 1998. This decrease was a result of a decrease in non-cash charges and depreciation and amortization, partially offset by increased integration and start-up costs and increased corporate expenses.

     Non-cash charges of $7.3 million in 1999 consisted of:

     o $3.3 million related to the issuance of stock options to certain executive officers pursuant to their employment agreements exercisable for an aggregate of 517,500 shares of Class A Common Stock;

     o $2.0 million related to the write off of a concert tour;

     o $1.6 million related to the issuance of stock options; and

     o $400,000 related to other non-cash charges.

     Non-cash compensation and other non-cash charges in 1998 totalled $34.1 million, consisting of:

     o $23.9 million of compensation related to the sale of 975,000 shares of Class B Common Stock and 285,000 shares of Class A Common Stock at a purchase price of $1.33 per share to certain executive officers pursuant to employment agreements;

     o $7.5 million associated with the issuance of 370,766 shares of Class A Common Stock to Mr. Sillerman in connection with the repurchase of shares of SFX Broadcasting issued to the sellers of Meadows;

     o $2.4 million related to the issuance of stock options to certain executive officers pursuant to employment agreements exercisable for an aggregate of 528,750 shares of Class A Common Stock; and

     o $300,000 related to a deferred compensation plan for each non-employee director, adopted in January 1998, whereby each director was credited with the right to receive 8,183 shares of Class A Common Stock based on a stock price of $3.67 per share.

     Of these options, 517,500 vest over three years and have an exercise price of $3.67 per share. SFX is recording non-cash compensation charges of approximately $3.3 million annually over the three-year exercise period.

     Corporate expenses related to administrative overhead increased to $18.5 million from $11.2 million, largely as a result of the growth of SFX's operations.


     Depreciation and amortization expense increased to $7.9 million from $5.6 million primarily as a result of additional amortization related to computer systems and leasehold improvements.


     During 1999, SFX incurred $12.7 million of integration and start-up costs related primarily to the cost of implementing SFX's branding and ticket strategy, new Internet initiatives, the opening of a themed exhibit and the write-off of abandoned transaction costs. During 1998, SFX incurred $2.4 million of integration and start-up costs primarily relating to the cost of implementing SFX's national sponsorship program.


     In 1998, SFX recorded $5.6 million of non-recurring charges related to certain deposits paid to Livent (prior to its acquisition by SFX) for the Ragtime and Showboat touring productions and certain related deferred expenses which, as a result of the Livent bankruptcy, will not be recovered. There were no non-recurring charges in 1999.


     Interest expense, net of investment income, was $88.2 million for the year ended December 31,1999, compared to $46.3 million for year ended December 31, 1998, primarily as a result of the additional debt incurred to consummate the 1998 and 1999 acquisitions.


     Minority interest increased to $6.0 million for the year ended December 31, 1999, from $2.0 million for year ended December 31, 1998, primarily as a result of the acquisition in 1999 of a 50% interest in a partnership which operated two amphitheaters.


     SFX recorded income tax provisions of $1.6 million and $3.0 million for the years ended December 31, 1999 and 1998, respectively. The tax provision for 1999 relates to foreign, state and local income taxes, partially offset by a federal tax benefit. The provision differs from the statutory rate primarily as a result of non-deductible goodwill amortization. SFX does not expect to pay any taxes for 1999 other than federal alternative minimum tax ("AMT"), foreign taxes and state and local taxes, as a result of the utilization of significant Net Operating Loss ("NOL") carryforwards that were previously recognized for book purposes. The provision for income taxes in 1998 was primarily related to state and local taxes. No federal tax benefit was recorded in 1998 due to the uncertainty of realizing a tax benefit for SFX's losses.


     SFX recorded a $2.5 million extraordinary loss on the early extinguishment of debt, net of $1.8 million of tax benefit, in 1999 related to the write-off of unamortized costs incurred to complete the then-existing $350.0 million senior credit facility which was replaced with the $1.1 billion senior credit facility in August of 1999.


     SFX's net loss decreased to $60.4 million for the year ended December 31, 1999, as compared to net loss of $65.9 million for the year ended December 31, 1998, due to the factors discussed above. SFX's net loss applicable to common shares decreased to $63.9 million for the year ended December 31, 1999, as compared to $68.7 million for the year ended December 31, 1998 as a result of factors discussed above offset by the increased accretion on stock subject to redemption.

     Year ended December 31, 1998 as compared to the year ended December 31,
1997

     Prior to 1998, SFX did not operate in any business segment other than the music segment. Therefore, a discussion of the results of each segment's actual performance as compared to the prior period has not been presented.

                                         REVENUE                    EBITDA (1)             OPERATING (LOSS) INCOME
                                --------------------------   -------------------------   ---------------------------
                                    1998           1997          1998          1997           1998           1997
                                ------------   -----------   ------------   ----------   --------------   ----------
Segments:
 Music ......................    $ 604,469      $ 96,653      $  61,204      $ 13,236      $   24,598      $  8,462
 Theatrical .................      150,970            --         15,576            --           4,419            --
 Sports .....................       24,899            --          2,466            --          (2,897)           --
 Family entertainment &
   other ....................      108,578            --         19,166            --          10,095            --
                                 ---------      --------      ---------      --------      ----------      --------
Segment performance .........      888,916        96,653         98,412        13,236          36,215         8,462
Corporate ...................           --            --        (11,194)       (2,206)        (50,845)       (2,863)
                                 ---------      --------      ---------      --------      ----------      --------
Total .......................    $ 888,916      $ 96,653      $  87,218      $ 11,030      $  (14,630)     $  5,599
                                 =========      ========      =========      ========      ==========      ========

----------
(1) As used in these tables, EBITDA excludes integration and start-up costs and non-cash and non-recurring charges.

     SFX's revenue increased by $792.2 million to $888.9 million for the year ended December 31, 1998, compared to $96.7 million for the year ended December 31, 1997, primarily as a result of $695.7 million attributable to SFX's 1998 acquisitions, $12.4 million attributable to the acquisitions of the Meadows in March 1997 and Sunshine Promotions in June 1997 and $80.1 million attributable to increased tour and concert activity at Delsener/Slater. The 1998 acquisitions significantly increased the concert promotion and venues operation business and expanded SFX's business to include theatrical promotion and production, motor sports promotion and production, sports marketing and management, family entertainment and radio magazine publishing, programming and research.

     Cost of revenue increased by $604.9 million to $678.8 million for the year ended December 31, 1998, compared to $73.9 million for the year ended December 31, 1997, primarily as a result of $521.1 million attributable to SFX's 1998 acquisitions and $7.1 million attributable to the acquisition of Sunshine Promotions.

     Selling, general and administrative expenses increased by $102.2 million to $111.7 million for the year ended December 31, 1998 as compared to $9.5 million for the year ended December 31, 1997, primarily as a result of $89.2 million attributable to the 1998 acquisitions and $5.3 million attributable to the acquisition of Sunshine Promotions.

     Depreciation and amortization expense increased to $62.2 million for the year ended December 31, 1998, compared to $5.4 million for the year ended December 31, 1997, due to the inclusion of $47.6 million of depreciation and amortization expense related to the 1998 acquisitions and $1.7 million related to the acquisition of Sunshine promotions and the Meadows. In addition, SFX recorded a $2.7 million write down of deferred expense relating to the Triathlon Broadcasting Company agreement as described below and recorded $2.4 million of integration costs for the year ended December 31, 1998. SFX recorded the fixed assets of its 1997 and 1998 acquisitions at fair value and recorded intangible assets equal to the excess of purchase price over the fair value of the net tangible assets, which are being amortized over a 15 year period.

     Corporate expenses were $11.2 million for the year ended December 31, 1998, net of $530,000 in fees earned from Triathlon, compared to $2.2 million for the year ended December 31, 1997, net of Triathlon fees of $1.8 million.
The increase in corporate expense reflects the growth of SFX's operations and the formation of the national marketing division of SFX. The fees earned from Triathlon are based on consulting services provided by or on behalf of SCMC, a private investment company in which Messrs. Sillerman and Tytel have economic interests, that makes investments in and provides financial consulting services to companies engaged in the media business. These fees fluctuate (above the minimum annual fee of $500,000) based on the level of acquisition and financing activities of Triathlon. SCMC previously assigned its rights to receive fees payable from Triathlon to SFX Broadcasting, and SFX Broadcasting assigned its rights to receive the fees to SFX, pursuant to the distribution agreement. Triathlon was acquired by a third party in April of 1998. When Triathlon was acquired, it ceased paying consulting fees.

     In 1998, SFX recorded $5.6 million of non-recurring charges related to certain deposits paid to Livent (prior to its acquisition by SFX) for the Ragtime and Showboat touring productions and certain related deferred expenses which, as a result of the Livent bankruptcy, will not be recovered.

     Non-cash compensation and other non-cash charges in 1998 were $34.1 million, consisting of:

     o $23.9 million of compensation related to the sale of 975,000 shares of Class B Common Stock and 285,000 shares of Class A Common Stock at a purchase price of $1.33 per share to certain executive officers pursuant to employment agreements;

     o $7.5 million associated with the issuance of 370,766 shares of Class A Common Stock to Mr. Sillerman in connection with the repurchase of shares of SFX Broadcasting issued to the sellers of Meadows;

     o $2.4 million related to the issuance of stock options to certain executive officers pursuant to employment agreements exercisable for an aggregate of 528,750 shares of Class A Common Stock; and

     o $300,000 related to a deferred compensation plan for each non-employee director, adopted in January 1998, whereby each director was credited with the right to receive 8,183 shares of Class A Common Stock based on a stock price of $3.67 per share.

     Of these options, 517,500 vest over three years and have an exercise price of $3.67 per share. SFX is recording non-cash compensation charges of approximately $3.3 million annually over the three-year exercise period.

     There were no non-cash charges in 1997.

     The operating loss was $14.6 million for the year ended December 31, 1998, compared to income of $5.6 million for the year ended December 31, 1997, due to the matters discussed above.

     Interest expense, net of investment income, was $46.3 million in the year ended December 31, 1998, compared to $1.3 million for the year ended December 31, 1997, primarily as a result of $746.5 million attributable to the incurrence of additional debt related to SFX's 1998 acquisitions and $16.2 million attributable to the debt assumed in connection with the Meadows and Sunshine Promotions acquisitions.

     Minority interest was $2.0 million for the year ended December 31, 1998, compared to no minority interest for the year ended December 31, 1997, relating to minority interests in two amphitheaters, certain theatrical productions and a merchandising company which were acquired in 1998.

     Income tax provision was $3.0 million and $0.1 million for the years ended December 31, 1998 and 1997, respectively. The provision is primarily for state and local taxes and reflects the impact of non-deductible goodwill amortization and other non-cash compensation and other non-cash charges. No federal tax benefit was recognized in either year due to the uncertainty of realizing a tax benefit for SFX's losses.

     SFX's net loss increased to $65.9 million for the year ended December 31, 1998, as compared to net income of $3.8 million for the year ended December 31, 1997, due to the factors discussed above. SFX's net loss applicable to common shares increased to $68.7 million for the year ended December 31, 1998, as a result of the accretion of the stock subject to redemption.

     EBITDA, excluding non-cash compensation and other non-cash charges of $34.1 million, non-recurring charges of $5.6 million and $2.4 million of integration and start-up costs was $87.2 million for the year ended December 31, 1998, compared to $11.0 million for the year ended December 31, 1997, primarily as a result of the 1998 acquisitions


LIQUIDITY AND CAPITAL RESOURCES

     SFX's principal need for funds has been for acquisitions, cash interest expense, working capital needs, certain payments in connection with the SFX spin-off and capital expenditures. SFX's principal sources of funds has been proceeds from two note offerings, proceeds from three equity offerings, borrowings under its senior credit facility and cash flows from operations.

     Historical Cash Flows

     Net cash provided by operations was $34.9 million for the year ended December 31, 1999, as compared to $27.4 million for the year ended December 31, 1998. The increase was primarily attributable to an increase in operating income, before depreciation, amortization and non-cash compensation and other non-cash charges, partially offset by other changes in working capital.

     Net cash used in investing activities for the year ended December 31, 1999 was $883.2 million as compared to $891.9 million for the year ended December 31, 1998. The decrease in the use of funds was primarily the result of the proceeds from the sales of assets of $12.0 million.

     Net cash provided by financing activities for the year ended December 31, 1999 was $1.18 billion as compared to $906.5 million for the year ended December 31, 1998. During 1999, SFX completed the February 1999 equity offering, resulting in net proceeds of $260.7 million, the August 1999 equity offering, resulting in net proceeds of $337.9 million and received net proceeds of $14.3 million related to the exercise of employee stock options. SFX also had net borrowings under its senior credit facilities of $611.7 million and repaid $4.7 million of other debt. The proceeds from the issuance of stock and borrowings under its senior credit facilities were used to complete the 1999 acquisitions and also resulted in increased cash on hand. In addition, SFX paid $34.9 million in debt issuance costs. In addition, SFX repurchased 112,528 shares of Class A Common Stock for $2.0 million in 1999. During 1998, SFX completed a note offering for $350.0 million, had borrowings of $346.0 million under its then-existing senior credit facility, completed an equity offering in May 1998 resulting in net proceeds of $330.7 million, and repaid other debt of $5.5 million. In addition, SFX made spin-off related payments of $113.9 million and incurred debt issuance costs of $17.5 million during 1998.

     Potential Future Acquisitions

     Consistent with its operating strategy, SFX is currently negotiating and expects to pursue additional acquisitions in the live entertainment business in the future. However, SFX has not entered into any definitive agreements with respect to such acquisitions and there can be no assurance that it will do so. In addition, the merger agreement recently entered into with Clear Channel Communication restricts SFX's ability to make acquisitions. SFX expects to use its cash on hand and amounts available under its senior credit facility to complete any future acquisitions. Future, acquisitions, if consummated, may also result in SFX incurring a substantial amount of additional debt.

     Indebtedness

     SFX has incurred and expects to continue to incur substantial amounts of indebtedness to finance acquisitions, for capital expenditures and for other corporate purposes. As a result, SFX is, and expects to remain in the foreseeable future, highly leveraged. On February 11, 1998, SFX completed the offering of $350.0 million aggregate principal amount of its 9 1/8% senior subordinated notes. Interest of approximately $16.0 million is payable on the notes on each of February 1 and August 1 of each year, and the notes mature on February 1, 2008. On November 25, 1998, SFX completed the offering of $200.0 million aggregate principal amount of its 9 1/8% senior subordinated notes. Interest of $9.1 million is payable on these notes on each of June 1 and December 1 of each year, and the notes mature on December 1, 2008. SFX's substantial leverage could adversely affect its business.

     In July 1999, SFX completed a consent solicitation which modified certain covenants to the indentures governing its outstanding senior subordinated notes to provide SFX greater flexibility to pursue its operating strategy, including foreign acquisitions. SFX paid fees related to the transaction of approximately $13.7 million which have been recorded as debt issuance costs on the consolidated balance sheet. Debt issuance costs are being amortized as non-cash interest expense over the term of the related debt.

     In August 1999, SFX entered into a new seven-year $1.1 billion senior credit facility which replaced SFX's then-existing $350.0 million senior credit facility and modified certain covenants. The new senior credit facility is comprised of a $250.0 million multi-draw, multi-currency term loan maturing on December 31, 2005 (the "Term A Loan"), a single-draw, $600 million U.S. dollar term loan maturing on June 30, 2006 (the "Term Loan B") and a $250.0 million reducing revolver, maturing on December 31, 2005, having a letter of credit sub-limit of $75.0 million. Total fees and expenses paid were approximately $17.5 million which have been recorded as debt issuance costs on the consolidated balance sheet. Debt issuance costs are being amortized as non-cash interest expense over the term of the related debt.

     As of March 28, 2000, SFX had indebtedness of $846.7 million outstanding under the senior credit facility. Loans outstanding under the senior credit facility bear interest, at SFX's option, at 1.625 to 3.5 percentage points over LIBOR or the greater of the Federal Funds rate plus 0.5% or The Bank of New York's prime rate. The interest rate spreads on the term loan and revolving portion of the Senior Credit Facility will be adjusted based on SFX's Total Leverage Ratio, as defined in the senior credit facility. As of March 28, 2000 the average interest rate for borrowings under the senior credit facility was 9.2%. SFX pays a per annum commitment fee on unused availability under the revolver of 0.375% to 0.5% and a per annum letter of credit fee on any outstanding letters of credit equal to the Applicable LIBOR Margin, as defined in the senior credit facility. In the first quarter of 2000, SFX entered into interest rate cap transaction agreements which limit its LIBOR interest rate to 7.5% on $100.0 million notional amount for a period of two years.

     SFX's indebtedness under its senior credit facility is secured by a pledge of the stock of its subsidiaries and by liens on substantially all of its and its subsidiaries' tangible assets. Most of SFX's subsidiaries have also guaranteed the notes and borrowings under the senior credit facility. If SFX were unable to repay any borrowings when due, the lenders could attempt to seize SFX's and its subsidiaries' assets and the capital stock of SFX's subsidiaries.

     The senior credit facility contains certain covenants that, among other things, limits the ability of SFX and its subsidiaries to incur additional indebtedness, issue certain equity interests, pay dividends and sell certain assets. In addition, the senior credit facility requires SFX to maintain compliance with certain specified financial covenants. The senior credit facility also prohibits prepayment of any senior subordinated notes.

     In addition, as of March 28, 2000, SFX had approximately $35.1 million of other debt consisting primarily of debt and capital leases assumed in acquisitions and $45.9 million of deferred purchase consideration.

     SFX's senior subordinated notes and senior credit facility contain customary covenants and other provisions which restrict SFX's ability to, among other things:

     o sell or transfer assets;

     o incur additional debt;

     o repay other debt;

     o pay dividends;

     o make certain investments or acquisitions;

     o repurchase or redeem capital stock;

     o engage in mergers or consolidations; and

     o engage in certain transactions with subsidiaries and affiliates.

     Capital Expenditures

     Capital expenditures totaled $61.2 million for the year ended December 31, 1999. Based on its existing operations, SFX estimates capital expenditures for 2000 to be approximately $61.5 million, including $46.5 million for the construction of three amphitheaters, which is expected to be funded by cash flows from operations. The projected capital expenditures do not include amounts that may be required for the construction of major new venues, major renovations at existing venues or leasehold improvements that may be required at SFX's new worldwide headquarters at the Candler Building.

     Future Charges

     On January 15, 2000, in connection with the renegotiation of employment agreements with members of SFX's senior management group, SFX issued fully-vested options to purchase an aggregate of 2,102,500 shares of SFX's Class A Common Stock at prices that were below the then-current market price, which will result in a non-cash compensation charge of $54.2 million in the first quarter of 2000. These options were issued as an inducement to cause each executive officer to enter into an amended long-term employment agreement. In addition, SFX forgave amounts due under the executive loan program of certain executives which will result in future charges in SFX's statement of operations. Further, SFX settled all future obligations to one of the executives arising from an acquisition agreement which will result in a charge to the extent the payment is compensation related.

     Future Contingent Payments

     Certain of the agreements relating to SFX's 1998 and 1999 acquisitions provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies. See "-- 1998 Acquisitions" and "-- 1999 Acquisitions." Through December 31, 1999, SFX had accrued $36.4 million related to such contingent cash payments. SFX will continue to accrue additional amounts related to such contingent payments if and when it becomes probable that the applicable financial performance targets will be met.

     The PACE acquisition agreement provides that each PACE seller will have an option, exercisable for 90 days after the fifth anniversary of the closing of the PACE acquisition, to require SFX to repurchase up to 683,376 shares of the Class A Common Stock received by that seller for $22.00 in cash per share, for an aggregate purchase price of up to $15.0 million.

     In connection with the SFX spin-off, SFX entered into a tax sharing agreement with SFX Broadcasting. As of December 31, 1999, SFX has made estimated payments of $109.7 million in federal and state taxes related to the spin-off. In addition, SFX remains liable for certain tax indemnities. Management's estimates of the amount of the indemnity payment are based on assumptions which management believes are reasonable. However, upon the completion of all tax returns, including any potential tax audits, such assumptions could be modified in a manner that would result in a significant variance in the actual amount of the tax indemnity.

     No assurance can be given that SFX will have sufficient cash or other available sources of capital to make any or all of the future or contingent payments described above.

     Sources of Liquidity

     On February 18, 1999, SFX received approximately $260.7 million in net proceeds from its February 1999 equity offering, which it used primarily to complete the Cellar Door, ISI, Nederlander and Marquee acquisitions and to repay a portion of the revolving portion of the then-existing senior credit facility. On August 23, 1999 SFX received approximately $337.9 million in net proceeds from its August 1999 equity offering, which it used primarily to complete the Livent, EMA Telstar and Mojo Works acquisitions and to increase cash on hand. On August 23, 1999, SFX also borrowed approximately $611.7 million under its new $1.1 billion senior credit facility, which represented the proceeds from Term Loan B, less fees and expenses. SFX used the proceeds to repay $319.0 million of borrowings under the then-existing senior credit facility and to increase cash on hand.

     As of March 28, 2000, SFX had approximately $210.0 million in borrowing availability under its senior credit facility. Borrowing availability under the senior credit facility is subject to customary conditions. Pursuant to the indentures governing the senior subordinated notes, SFX, subject to certain limited exceptions, is only permitted to incur indebtedness if it satisfies a specified Debt to Cash Flow ratio, as defined in the indentures.

     As of December 31, 1999, SFX's cash and cash equivalents totaled $382.6 million, and its working capital was $226.2 million. SFX believes that its cash on hand, cash flow from operations and remaining borrowing availability under the $1.1 billion senior credit facility will be sufficient to satisfy existing commitments and plans, including those described above. However, there can be no assurance that SFX will be able to make additional borrowings, that SFX's business will generate sufficient cash flow from operations, or that future borrowings will be available in an amount to enable SFX to service its debt and to make necessary capital or other expenditures.

  YEAR 2000 COMPLIANCE

     In prior years, SFX discussed the nature and progress of its plans to become Year 2000 compliant. In late 1999, SFX completed its remediation and testing of systems. As a result of those planning and implementation efforts, SFX experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. SFX is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. SFX will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


RECENT ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 2000 in accordance with Statement No. 37. Because of SFX's minimal use of derivatives, management does not anticipate that the adopting of the new statement will have a significant effect on earnings or the financial position of SFX.


SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

     SFX believes that certain statements contained in this Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are considered prospective. These include statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business." The following statements are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:

     o statements before, after or including the words "may," "will," "could," "should," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "estimate" or "continue" or the negative or other variations of these words; and

     o other statements about matters that are not historical facts.

     SFX may be unable to achieve future results covered by the forward-looking statements. The statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the future results that the statements express or imply. Please do not put undue reliance on these forward-looking statements, which speak only as of the date of this report. The following risk factors should be considering carefully in evaluating SFX and its business and the forward looking statements contained herein. SFX does not undertake to release publicly any revisions to forward looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.


RISK FACTORS

     You should carefully consider the following important factors, in addition to those discussed in the documents that we have filed with the Securities and Exchange Commission which we have incorporated by reference in this Report.


IF WE ARE UNABLE TO INTEGRATE THE OPERATIONS OF OUR VARIOUS BUSINESSES, OUR
   OVERALL BUSINESS MAY SUFFER.

     The acquisition and successful integration of additional live entertainment and related businesses are key elements of our operating strategy. As you evaluate our prospects, you should consider the many risks we will encounter during the process of integrating recently acquired businesses and those that may be acquired in the future, including:

     o the distraction of management's attention from other business concerns;

     o our entry into markets and geographic areas where we have limited or no experience;


     o the potential loss of key employees or customers of the acquired businesses; and


     o the potential inability to integrate controls, standards, systems and personnel.


     Although our management has significant experience, we may be unable to effectively integrate our recently acquired businesses or those businesses we expect to acquire in the future without encountering the difficulties described above. Failure to effectively integrate such businesses could have a material adverse effect on our business, prospects, results of operations or financial condition. In addition, the combined companies may not benefit as expected from the integration.


WE INTEND TO EXPAND OUR INTERNATIONAL OPERATIONS SIGNIFICANTLY, WHICH WILL
   EXPOSE US TO NEW RISKS.


     A key element of our business strategy is to expand our international operations, both through acquisitions and internal growth. This expansion will require us to understand local customs, practices and competitive conditions as well as develop a management infrastructure to support our international operations. International operations are also subject to certain risks inherent in doing business abroad, including:


     o exposure to local economic conditions;


     o currency exchange rate fluctuations and currency controls;


     o withholding and other taxes on remittances and other payments by subsidiaries; and


     o investment restrictions or requirements.


     We can provide no assurances that the risks and uncertainties outlined above, or other risks or uncertainties inherent in doing business abroad, will not have a material adverse effect on our business, prospects, result of operations or financial condition.


WE HAVE A SUBSTANTIAL AMOUNT OF DEBT, WHICH MAY HARM US AND OUR STOCKHOLDERS.


     We have a substantial amount of debt, and the amount of our debt could substantially increase in the future. Our consolidated debt as of March 28, 2000 was approximately $1.4 billion.


The amount of our debt could harm the holders of our Class A Common Stock by, among other things:


     o making us more vulnerable to general adverse economic and industry conditions;


     o limiting our ability to obtain money to pay for future acquisitions, working capital, capital expenditures and other general corporate requirements;


     o dedicating more of our cash flow to paying off our debt, which will reduce the amount of cash available to pay for working capital, capital expenditures or other general corporate needs;


     o limiting our flexibility in planning for, or reacting to, changes in our business and the industry; and


     o placing us at a competitive disadvantage to competitors that have less debt.


     Our ability to pay principal and interest on our debt on time, to refinance our debt, or to pay for planned expenditures will depend on various factors, some of which it will not be able to control. These factors include restrictions contained in our senior credit facility and the indentures relating to our notes, which may limit our ability to, among other things, borrow additional funds. We may be unable to generate enough money to pay our debts because of insufficient cash flow from operations or because we are not able to raise additional capital funds by selling securities. We may also be required to refinance a part of its debt before the debt matures. For more details about our financial resources, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

OUR INDENTURES AND CREDIT FACILITY RESTRICT OUR OPERATIONS.

Our indentures and our senior credit facility restrict our and our subsidiaries' ability to, among other things:

     o sell or transfer assets;

     o incur additional debt;

     o repay other debt;

     o pay dividends;

     o make certain investments or acquisitions;

     o repurchase or redeem capital stock;

     o engage in mergers or consolidations; and

     o engage in certain transactions with subsidiaries and affiliates.

     The indentures, and our existing senior credit facility also require us to comply with certain financial ratios, as discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." These restrictions may interfere with our ability to obtain financing or to engage in other necessary or desirable business activities.

     If we cannot comply with the requirements in our senior credit facility, then the lenders may require us to repay immediately all of our outstanding debt under the senior credit facility. If our debt payments were accelerated, our assets might not be sufficient to repay fully our debt. These lenders may also require us to use all of our available cash to repay our debt or may prevent us from making payments to other creditors on certain portions of its outstanding debt.

     We may not be able to obtain a waiver of these provisions or refinance our debt, if needed. In such a case, our business, prospects, results of operations and financial condition would suffer.

IF WE ARE UNABLE TO COMPLETE FUTURE ACQUISITIONS, OUR STOCK PRICE MAY SUFFER.

     Our ability to take advantage of attractive acquisition opportunities in the future are important components in the implementation of our overall business strategy. However, we may be unable to identify, finance or complete additional acquisitions in the future. If the trading price of our Class A Common Stock reflects the market's expectation that we will complete future acquisitions, then the price of Class A Common Stock may drop if we are unable to complete these acquisitions.

     Even if we are able to complete future acquisitions, they could result in our:

     o issuing more stock, which may dilute the value of our existing Common Stock;

     o incurring a substantial amount of additional dept; and/or

     o amortizing expenses related to goodwill and other intangible assets.

WE COULD BE REQUIRED TO MAKE LARGE PAYMENTS UPON A CHANGE OF CONTROL, WHICH MAY HARM OUR FINANCIAL CONDITION.

     Under the agreements relating to our senior credit facility and our 9 1/8% senior subordinated notes, we have obligations to make payments upon certain change of control events. If we make the payments, we may lose necessary operating funds. If we cannot make the payments, we may be sued or forced into bankruptcy.

     If anyone other than Mr. Sillerman becomes the beneficial owner of over 35% of the voting power of our outstanding Common Stock, then a "Change in Control" will occur under our senior credit facility and our indentures. This would constitute a default under our senior credit facility and would require us to offer to repurchase our outstanding notes at a premium. If we fail to purchase all of the notes tendered for purchase upon the occurrence of a Change of Control, such failure will constitute an event of default under the indentures.

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

     Holders of Class A Common Stock could receive a premium for their shares upon a change of control of SFX. The holders of Class A Common Stock may be less likely to receive a premium for their shares, however, because a change of control would be difficult to achieve without the cooperation of SFX's principal stockholders and its board of directors. There are several factors that would make a change of control difficult, including:

     o SFX has issued, and may issue in the future, shares of Class B Common Stock, which has 10 votes per share in most matters. As of March 28, 2000, the two holders of Class B Common Stock controlled approximately 38% of SFX's total voting power based on their ownership of Class B Common Stock. Therefore, they probably will be able to block any potential change of control transaction that they oppose.

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

OUR BUSINESS IS HIGHLY SENSITIVE TO PUBLIC TASTES AND DEPENDENT ON OR ABILITY TO SECURE POPULAR ARTISTS, LIVE ENTERTAINMENT EVENTS AND VENUES.

     As a participant in the live entertainment industry, our ability to generate revenues is highly sensitive to rapidly changing public tastes and dependent on the availability of popular performers and events. Since we rely on unrelated parties to create and perform live entertainment content, any lack of availability of popular musical artists, touring Broadway shows, specialized motor sports talent and other performers could limit our ability to generate revenues. In addition, we require access to venues to generate revenues from live entertainment events. We operate a number of our live entertainment venues under leasing or booking agreements. Our long-term success will depend in part on our ability to renew these agreements when they expire or end. We may be unable to renew these agreements on acceptable terms or at all, and may be unable to obtain favorable agreements with new venues.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATION, AND OUR FAILURE TO COMPLY WITH REGULATIONS COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     We and our properties are subject to extensive environmental laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances, as well as zoning and noise level restrictions which may affect, among other things, the hours of operations of our venues. In addition, we are subject to other laws and regulations, including those relating to antitrust, consumer protection and the operation of public facilities that significantly affect the conduct of our business and the implementation of our operating strategy. For example, the Federal Trade Commission and the Antitrust Division of the U.S. Department of Justice have the authority to challenge our domestic acquisitions on antitrust grounds before or after the acquisitions are completed. State agencies may also have standing to challenge these acquisitions under state or federal regulations, actions or legal proceedings against us, the imposition of fines, penalties or judgments against us or significant limitations on our activities. In addition, the regulatory environment in which we operate is subject to change. New or revised requirements imposed by governmental regulatory authorities could have adverse effects on us, including increased costs of compliance. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and regulations by these governmental authorities. For more information regarding regulatory issues, see Item 1. "Business -- Regulatory Matters."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


     SFX has operations in the Europe, Canada, Australia and Mexico. In the normal course of business, theses operations are exposed to fluctuations in currency values. Management does not consider the impact of currency fluctuations to represent a significant risk.


     Market risks relating to SFX's operations result primarily from changes in interest rates. SFX's Senior Subordinated Notes bear interest at a fixed rate. However, the fair market value of the fixed rate debt is sensitive to changes in interest rates. SFX is subject to the risk that market interest rates will decline and the interest rates under the fixed rate debt will exceed the then prevailing market rates.


     SFX's senior credit facility of $846.7 million at March 28, 2000 bears interest at a variable rate. A 15% increase or decrease in the average cost of SFX's variable rate debt under the facility would result in a $11.7 million increase or decrease in interest expense based on this borrowing level.


     SFX does not generally enter into derivative instruments in the normal course of business to mitigate the impact of currency exchange rate risk or interest rate risk, nor are such instruments used for speculative purposes.


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


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The information required by this item will be contained under the caption "Election of Directors" in SFX's Proxy Statement to be distributed in connection with its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION


     The information required by this item will be contained under the captions "Director Compensation" and "Executive Compensation" in SFX's Proxy Statement to be distributed in connection with its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The information required by this item will be contained under the caption "Stock Ownership" in SFX's Proxy Statement to be distributed in connection with its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The information required by this item will be contained under the caption "Certain Relationships and Related Transactions" in SFX's Proxy Statement to be distributed in connection with its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) Exhibits


(a-1 and a-2) Consolidated Financial Statements, See Index to Consolidated Financial Statements and Schedule which appears on F-1 herein.




EXHIBIT
NO.         DESCRIPTION OF EXHIBIT
----------  ------------------------------------------------------------------------------------------------
  2.1       Distribution Agreement between SFX Entertainment, SFX Broadcasting and SFX Buyer
            (incorporated by reference to Amendment No. 1 to Form S-1 (File No. 333-50079) filed with the
            SEC on May 5, 1998)

  2.2       Amended and Restated Tax Sharing Agreement between SFX Entertainment, SFX Broadcasting and SBI Holding Corporation (incorporated by reference to Amendment No. 1 to Exhibit 1.1 to
            Current Report on Current Report Form 8-K (File No. 000-24017) filed with the SEC on June 3,
            1998)

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

  3.2       Bylaws of the SFX Entertainment (incorporated by reference to Amendment No. 2 to Form S-1
            (File No. 333-43287) filed with the SEC on February 2, 1998)

  3.3       Amendment No. 1 to the Bylaws of SFX Entertainment (Incorporated by reference to Annual
            Report on Form 10-K (File No. 333-72221) filed with the SEC on April 1, 1999)

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

  4.3       Registration Rights Agreement, dated as of November 25, 1998, relating to the 9 1/8% Senior
            Subordinated Notes due December 1, 2008 (incorporated by reference to Exhibit 4.3 to
            Registration Statement on Form S-4 (File No. 333-71195) filed with the SEC on January 26, 1999)

  4.4       Supplemental Indenture No. 14 dated July 20, 1999, by and among SFX certain of its subsidiaries and The Chase Manhattan Bank (incorporated by reference on Form 10-Q for the fiscal quarter ended June 30, 1999)

  4.5       Supplemental Indenture No. 3 dated July 20, 1999, by and among SFX of its subsidiaries and The
            Chase Manhattan Bank (incorporated by reference to 10-Q for the fiscal quarter ended June 30,
            1999) (File No. 001-14993) filed with the SEC on August 3, 1999)

EXHIBIT
NO.         DESCRIPTION OF EXHIBIT
----------- -------------------------------------------------------------------------------------------------
  10.1      Agreement and Plan of Merger and Asset Purchase Agreement, dated as of December 10, 1997, by and among SFX Entertainment, Inc., Contemporary Investments Corporation, Contemporary
            Investments of Kansas, Inc., Continental Entertainment Associates, Inc., Capital Tickets, LP,
            Dialtix, Inc., Contemporary International Productions Corporation, Steven F. Schankman Living
            Trust, dated 10/22/82, Irving P. Zuckerman Living Trust, dated 11/24/81, Steven F. Schankman and
            Irving P. Zuckerman (incorporated by reference to Registration Statement on Form S-1 (File No.
            333-43287) filed with the SEC on December 24, 1997)

  10.2      Stock Purchase Agreement, dated as of December 11, 1997, among each of the shareholders of
            BGP Presents, Inc. and BGP Acquisitions, LLC (incorporated by reference to Registration
            Statement on Form S-1 (File No. 333-43287) filed with the SEC on December 24, 1997)

  10.3      Stock and Asset Purchase Agreement, dated December 2, 1997, between and among SFX
            Network Group, L.L.C. and SFX Entertainment, Inc., and Elias N. Bird, individually and as
            Trustee under the Bird Family Trust u/d/o 11/18/92, Gary F. Bird, individually and as Trustee under the Gary F. Bird Corporation Trust u/d/o 2/4/94, Stephen R. Smith, individually and as
            Trustee under the Smith Family Trust u/d/o 7/17/89, June E. Brody, Steven A. Saslow and The
            Network 40, Inc. (incorporated by reference to Registration Statement on Form S-1 (File No.
            333-43287) filed with the SEC on December 24, 1997)

  10.4      Purchase and Sale Agreement, dated as of December 15, 1997, by and among Alex Cooley, S.
            Stephen Selig, III, Peter Conlon, Southern Promotions, Inc., High Cotton, Inc., Cooley and
            Conlon Management, Inc., Buckhead Promotions, Inc., Northern Exposure, Inc., Pure Cotton,
            Inc., Interfest, Inc., Concert/Southern Chastain Promotions Joint Venture, Roxy Ventures Joint
            Venture and SFX Concerts, Inc. (incorporated by reference to Registration Statement on Form
            S-1 (File No. 333-43287) filed with the SEC on December 24, 1997)

  10.5      Stock Purchase Agreement, dated as of December 12, 1997 by and between Pace Entertainment
            Corporation and SFX Entertainment, Inc. (incorporated by reference to Registration Statement on Form S-1 (File No. 333-43287) filed with the SEC on December 24, 1997)

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

EXHIBIT
NO.         DESCRIPTION OF EXHIBIT
----------- ------------------------------------------------------------------------------------------------
  10.12     Agreement Regarding Sublease, dated as of January 20, 1988, by and between Filmworks U.S.A.,
            Inc. and MCA Concerts, Inc. (incorporated by reference to Amendment No. 1 to Form S-1 (File
            No. 333-43287) filed with the SEC on January 22, 1998)

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

  10.21     1998 Stock Option and Restricted Stock Plan of the Company (incorporated by reference to
            Form S-8 (File No. 333-58737) filed with the SEC on July 9, 1998)

  10.22     Credit and Guarantee Agreement, dated as of February 26, 1998, by and among SFX
            Entertainment, the Subsidiary Guarantors party thereto, the Lenders party thereto, Goldman
            Sachs Partners, L.P., as co-documentation agent, Lehman Commercial Paper, Inc., as co-
            documentation agent and The Bank of New York, as administrative agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 333-43287) filed with the SEC on March 10, 1998)

  10.23     Increase Supplement to the Credit and Guarantee Agreement, dated as of September 10, 1998, by and among SFX Entertainment, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, Goldman Sachs Partners, L.P., as co-documentation agent, Lehman Commercial
            Paper, Inc., as co-documentation agent and The Bank of New York, as administrative agent
            (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 000-24017) filed with the SEC on September 22, 1998)

EXHIBIT
NO.         DESCRIPTION OF EXHIBIT
----------  --------------------------------------------------------------------------------------------------
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

*10.30      Second Amended and Restated Employment Agreement, by and between SFX Entertainment, Inc.
            and Brian E. Becker, dated as of December 13, 1999.

*10.31      Amended and Restated Employment Agreement between SFX Entertainment, Inc. and David
            Falk, dated as of January 1, 2000.

*10.32      Amended and Restated Employment Agreement between SFX Entertainment, Inc. and Robert
            F.X. Sillerman, dated as of January 15, 2000.

*10.33      Amended and Restated Employment Agreement between SFX Entertainment, Inc. and Michael
            G. Ferrel, dated as of January 15, 2000.

*10.34      Amended and Restated Employment Agreement between SFX Entertainment, Inc. and Thomas
            P. Benson, dated as of January 15, 2000.

*10.35      Amended and Restated Employment Agreement between SFX Entertainment, Inc. and Howard
            J. Tytel, dated as of January 15, 2000.

 10.36      Agreement and Plan of Merger, dated as of August 6, 1998, among SFX Entertainment, Inc.,
            MWE Acquisition Corp. and Magicworks Entertainment Incorporated (incorporated by reference to Exhibit 99(c)(1) to SFX's Schedule 14D-1 filed with the SEC on August 13, 1998)

EXHIBIT
NO.         DESCRIPTION OF EXHIBIT
----------- ---------------------------------------------------------------------------------------------------
  10.37     Agreement and Plan of Merger, as amended, among SFX Entertainment, Inc., SFX Acquisition
            Corp. and The Marquee Group, Inc. (composite version) (incorporated by reference to Exhibit
            10.37 to Registration Statement on Form S-4 (File No. 333-71195) filed with the SEC on
            January 26, 1999)

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

  10.43     Stock Purchase Agreement, dated February 1, 1999 by and among SFX Entertainment, Inc.,
            Concert Acquisition Sub, Inc., Greater Detroit Theatres, Inc. and the sellers party thereto
            (incorporated by reference to Exhibit 10.43 to Amendment No. 1 to Form S-4 (File No.
            333-71195) filed with the SEC on February 5, 1999.

  10.44     Amended and Restated 1998 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the Fiscal Quarter ended June 30, 1999 (File No. 001-14993) field with the SEC on August 3, 1999)

  10.45     Amended and Restated 1999 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for Fiscal Quarter ended June 30, 1999 (File No. 001-14993) filed with the SEC on August 3, 1999)

  10.46     Director Deferred Stock Ownership Plan as Amended and Restated Effective June 1, 1999
            (incorporated by reference to Exhibit 10.3 to Form 10-Q for Fiscal Quarter ended June 30, 1999
            (File No. 001-14993) filed with the SEC on August 3, 1999)

  10.47     Asset Purchase Agreement, dated May 28, 1999, among SFX Entertainment, Inc., Livent Inc.
            (U.S.) Inc., Livent Realty (New York) Inc., Livent Realty (Chicago) Inc. and Livent International
            Inc. and Amendments No.1 and No. 2 thereto, dated June 14, 1999 and August 9, 1999, respectively (incorporated by reference to Amendment No. 2 to Form S-3 (File No. 333-84371)
            filed with the SEC on August 17, 1999)

  10.48     Amendment No. 3 to Asset Purchase Agreement, dated as of August 17, 1999, among Livent Inc.,
            Livent International Inc., Livent (U.S.) Inc., Livent Realty (New York) Inc., Livent Realty
            (Chicago) Inc. and SFX Entertainment, Inc. incorporated by reference to Exhibit 10.2 of the
            Current Report on Form 8-K (File No. 001-14993) filed with the SEC on September 9, 1999)

EXHIBIT
NO.         DESCRIPTION OF EXHIBIT
----------  -------------------------------------------------------------------------------------------------
 10.49      Amendment No. 4 to Asset Purchase Agreement, dated as of August 27, 1999, among Livent Inc.,
            Livent International Inc., Livent (U.S.) Inc., Livent Realty (New York) Inc., Livent Realty
            (Chicago) Inc. and SFX Entertainment, Inc. (incorporated by reference to Exhibit 10.3 of the
            Current Report on Form 8-K (File No. 001-14993) filed with the SEC on September 9, 1999)

 10.50      Share Purchase Agreement, dated August 2, 1999, among SFX Entertainment, Inc., Anita Gregg,
            Paul Gregg and certain other individuals set forth therein (incorporated by reference to
            Amendment No.2 to Form S-3 (File No. 333-84371) filed with the SEC on August 17, 1999)

 10.51      Share Purchase Agreement, dated September 17, 1999, among SFX Entertainment, Inc., Anita
            Gregg, Paul Gregg and certain other individuals set forth therein (incorporate by reference to
            Exhibit No. 10.1 to the Current Report on Form 8-K (File No. 001-14993) filed with the SEC on
            September 20, 1999)

 10.52      Amended and Restated Credit and Guarantee Agreement, dated as of February 26, 1998 and amended and restated as of August 23, 1999, among SFX Entertainment, Inc., SFX U.K.
            Holdings Limited, the Eligible Subsidiaries (as defined therein), the Lenders Party thereto, the
            LC Issuing Bank (as defined therein), the Apollo LC Issuer (as defined therein), Lehman
            Commercial Paper Inc., as Syndication Agent, Societe Generale, as Documentation Agent and
            The Bank of New York, as Administrative Agent (incorporated by reference to Exhibit No. 10.3 to the Current Report on Form 8-K (File No. 001-14993) filed with the SEC on August 25, 1999)

*10.53      Employment Agreement between SFX Entertainment, Inc. and Richard A. Liese, dated as of January 1, 2000.

 10.54      Agreement and Plan of Merger among Clear Channel Communications, Inc., CCU II Merger
            Sub, Inc. and SFX Entertainment, Inc. dated February 28, 2000 (incorporated by reference to
            Exhibit 10.1 to Current Report on Form 8-K (File No. 001-14993) filed with the SEC on
            February 29, 2000)

*21.1       Subsidiaries of the Company

*23.1       Consent of Ernst & Young LLP

*27.1       Financial Data Schedule

----------
*     Filed herewith


(B) CURRENT REPORTS ON FORM 8-K

    SFX filed a Current Report on Form 8-K on February 4, 1999 disclosing an agreement to acquire certain interests in seven venues and other assets from entities controlled by members of the Nederlander family and other persons.

    SFX filed a Current Report on Form 8-K on April 14, 1999 for the purpose of filing historical financial statements of certain acquired businesses and the unaudited pro forma condensed combined financial statements of SFX at and for the year ended December 31, 1998,giving effect to certain acquisitions and financial transactions completed since January 1, 1998.

    SFX filed a Current Report on Form 8-K on June 1, 1999 disclosing an agreement to acquire substantially all of the assets of Livent Inc. and its subsidiaries (collectively, "Livent"), including Livent's theaters in New York, Chicago and Toronto and the rights to current and future Livent productions.

    SFX filed a Current Report on Form 8-K on June 22, 1999 to report its development of a multi-faceted internet strategy.

    SFX filed a Current Report on Form 8-K on June 23, 1999 to disclose its solicitation of consents to amend the indentures under which it's outstanding 9 1/8% Senior Subordinated Notes were issued.

    SFX filed a Current Report on Form 8-K on August 25, 1999 to disclose its entry into a new senior credit facility providing for up to $1.1 Billion of borrowing capacity and the completion of its public offering of 8,625,000 shares of Class A Common Stock.

    SFX filed a Current Report on Form 8-K on September 9, 1999 to disclose the consummation of its acquisition of substantially all of the assets of Livent.

    SFX filed a Current Report on Form 8-K on September 20, 1999 to disclose the consummation of its acquisition of Apollo Leisure Group Limited.

    SFX filed a Current Report on Form 8-K on September 30, 1999 to amend the Form 8-K filed on September 20, 1999, for the purpose of filing the unaudited pro forma condensed combined financial statements of SFX for the year ended December 31, 1998 and as of and for the six months ended June 30, 1999, which give effect to the Apollo acquisition and certain other transactions.

    SFX filed a Current Report on Form 8-K on February 29, 2000 to disclose its entering into a merger agreement with Clear Channel Communications.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SFX ENTERTAINMENT, INC.
                               By: /s/ Robert F.X. Sillerman
                                   ---------------------
                                   Name:  Robert F.X. Sillerman
                                   Title: Executive Chairman and Member of the
                                          Office of the Chairman
                                    Date: March 30, 2000


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




          SIGNATURE                                TITLE                            DATE
----------------------------   --------------------------------------------   ---------------
 /s/ Robert F.X. Sillerman     Executive Chairman, Member of the              March 30, 2000
 ---------------------         Office of the Chairman and Director
 Robert F.X. Sillerman         (principal executive officer)

 /s/ Michael G. Ferrel         President, Chief Executive Officer,            March 30, 2000
 ---------------------         Member of the Office of the Chairman
 Michael G. Ferrel             and Director

 /s/ Brian Becker              Executive Vice President, Member of the        March 30, 2000
 ---------------------         Office of the Chairman and Director
 Brian Becker

 /s/ David Falk                Member of the Office of the Chairman,          March 30, 2000
 ---------------------         Director
 David Falk

 /s/ Thomas P. Benson          Chief Financial Officer, Senior Vice           March 30, 2000
 ---------------------         President and Director (principal financial
 Thomas P. Benson              and accounting officer)

 /s/ Howard J. Tytel           Member of the Office of the Chairman,          March 30, 2000
 ---------------------         Executive Vice President, General
 Howard J. Tytel               Counsel, Secretary and Director

 /s/ Richard A. Liese          Senior Vice President, Associate General       March 30, 2000
 ---------------------         Counsel and Director
 Richard A. Liese

 /s/ D. Geoff Armstrong        Director                                       March 30, 2000
 ---------------------
 D. Geoff Armstrong

 /s/ James F. O'Grady, Jr.     Director                                       March 30, 2000
 ---------------------
 James F. O'Grady, Jr.

 /s/ Paul Kramer               Director                                       March 30, 2000
 ---------------------
 Paul Kramer

 /s/ Edward F. Dugan           Director                                       March 30, 2000
 ---------------------
 Edward F. Dugan

 /s/ John D. Miller            Director                                       March 30, 2000
 ---------------------
 John D. Miller

                            SFX ENTERTAINMENT, INC.
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE






                                                                                       PAGE
                                                                                      -----
The following consolidated financial statements are included in Item 8:

Report of Independent Auditors ....................................................   F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998 ......................   F-3

Consolidated Statements of Operations for each of the
 Three Years in the Period Ended December 31, 1999 ................................   F-4

Consolidated Statements of Cash Flows for each of the
 Three Years in the Period Ended December 31, 1999 ................................   F-5

Consolidated Statements of Shareholders' Equity for each of the
 Three Years in the Period Ended December 31, 1999 ................................   F-6

Notes to Consolidated Financial Statements ........................................   F-7


The following consolidated financial statement schedule is included in Item 14 (a):

Schedule I -- Valuation and Qualifying Accounts ...................................   S-1

All other schedules have been omitted because the information is not applicable or is not material or because the information required is included in the consolidated financial statements or the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
SFX Entertainment, Inc.


     We have audited the accompanying consolidated balance sheets of SFX Entertainment, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.


     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SFX Entertainment, Inc. at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                ERNST & YOUNG LLP


New York, New York
February 28, 2000

                             SFX ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                         DECEMBER 31,
                                                                                ------------------------------
                                                                                     1999             1998
                                                                                --------------   -------------
ASSETS
Current assets:
 Cash and cash equivalents ..................................................     $  382,640      $   48,021
 Accounts receivable, net ...................................................        113,074          53,162
 Prepaid event expenses .....................................................         41,154          23,043
 Investments in and receivables from theatrical and other productions .......         13,134          12,222
 Other prepaid expenses .....................................................         23,686           4,475
 Notes receivables from related parties and employees .......................          1,749             972
 Other current assets .......................................................         12,405           6,838
                                                                                  ----------      ----------
Total current assets ........................................................        587,842         148,733
Property and equipment, net .................................................        686,246         292,626
Goodwill, net ...............................................................      1,503,981         874,783
Investments in and receivables from investees ...............................         64,374          18,450
Notes receivable from related parties and employees, less current portion ...         29,225          12,464
Debt issuance costs, net ....................................................         49,888          23,650
Other assets ................................................................         27,317          12,746
                                                                                  ----------      ----------
TOTAL ASSETS ................................................................     $2,948,873      $1,383,452
                                                                                  ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable ...........................................................     $   23,714      $   17,712
 Accrued expenses ...........................................................        109,163          50,887
 Accrued interest payable ...................................................         23,972          17,241
 Deferred revenue ...........................................................        139,393          60,142
 Current portion of long-term debt ..........................................          7,826           5,581
 Current portion of deferred purchase consideration .........................         57,610          11,851
                                                                                  ----------      ----------
Total current liabilities ...................................................        361,678         163,414
Long-term debt, less current portion ........................................      1,384,992         768,195
Deferred purchase consideration, less current portion .......................         18,617           7,983
Deferred income taxes .......................................................         45,403          38,826
Other liabilities ...........................................................          9,273           1,940
                                                                                  ----------      ----------
TOTAL LIABILITIES ...........................................................      1,819,963         980,358
Minority interest ...........................................................         10,065           8,058
Temporary equity -- stock subject to redemption .............................         18,876          16,500
Shareholders' equity:
 equity: ....................................................................
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued
 and outstanding as of December 31, 1999 and 1998 ...........................             --              --
Class A Common Stock, $.01 par value, 100,000,000 shares authorized,
 63,873,657 and 42,919,791 shares issued and outstanding as of ..............
December 31, 1999 and 1998, respectively ....................................            639             430
Class B Common Stock, $.01 par value, 10,000,000 shares authorized,
 2,545,557 shares issued and outstanding as of December 31, 1999 and
 1998 .......................................................................             25              25
Additional paid-in capital ..................................................      1,238,186         449,484
Deferred compensation .......................................................         (3,775)         (6,533)
Accumulated deficit .........................................................       (133,106)        (64,870)
Less: Cost of Class A Common Stock in treasury, 112,528 shares as of
 December 31, 1999 ..........................................................         (2,000)             --
                                                                                  ----------      ----------
TOTAL SHAREHOLDERS' EQUITY ..................................................      1,099,969         378,536
                                                                                  ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..................................     $2,948,873      $1,383,452
                                                                                  ==========      ==========

                             See accompanying notes.

                             SFX ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                      YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------------
                                                               1999             1998             1997
                                                          --------------   --------------   --------------
Revenue................................................    $ 1,679,452      $   884,286      $    96,144
Income from equity investments ........................          4,903            4,630              509
                                                           -----------      -----------      -----------
 Total revenue ........................................      1,684,355          888,916           96,653
Operating expenses:
Cost of revenues ......................................      1,253,647          678,756           73,881
Selling, general and administrative expenses ..........        225,166          111,748            9,536
Depreciation and amortization, including integration
 and start-up costs of $12,701 in 1999 and $2,406
 in 1998...............................................        142,583           62,197            5,431
Corporate expenses ....................................         18,524           11,194            2,206
Non-recurring charges .................................             --            5,600               --
Non-cash charges ......................................          7,250           34,051               --
                                                           -----------      -----------      -----------
                                                             1,647,170          903,546           91,054
                                                           -----------      -----------      -----------
Income (loss) from operations .........................         37,185          (14,630)           5,599
Interest expense ......................................       (100,825)         (50,759)          (1,590)
Investment income .....................................         12,594            4,491              295
Minority interest .....................................         (6,017)          (2,036)              --
Gains on sales of assets, net .........................            760               --               --
                                                           -----------      -----------      -----------
(Loss) income before income taxes and extraordinary
 item .................................................        (56,303)         (62,934)           4,304
Provision for income taxes(1) .........................         (1,597)          (3,000)            (490)
                                                           -----------      -----------      -----------
(Loss) income before extraordinary item ...............        (57,900)         (65,934)           3,814
Extraordinary item-loss on early extinguishment of
 debt, net of $1,800 of income taxes ..................         (2,490)              --               --
                                                           -----------      -----------      -----------
Net (loss) income .....................................        (60,390)         (65,934)           3,814
Accretion on stock subject to redemption ..............         (3,522)          (2,750)              --
                                                           -----------      -----------      -----------
Net (loss) income applicable to common shares .........    $   (63,912)     $   (68,684)     $     3,814
                                                           ===========      ===========      ===========
Net (loss) income per basic and dilutive common
 share before extraordinary item ......................    $     (1.06)     $     (1.83)     $       .18
Extraordinary loss on early extinguishment of debt,
 net of taxes per common share ........................          (0.04)              --               --
                                                           -----------      -----------      -----------
Net (loss) income per basic and dilutive common
 share ................................................    $     (1.10)     $     (1.83)     $       .18
                                                           ===========      ===========      ===========
Weighted average basic and dilutive common shares
 outstanding ..........................................     58,204,408       37,467,620       21,667,500
                                                           ===========      ===========      ===========

(1) The provision for income taxes for the year ended December 31, 1997 would have been $2,540 if such provision had been calculated on a stand--alone basis (see Note 13).






                             See accompanying notes.

                             SFX ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                       YEAR ENDED DECEMBER 31,
                                                                             --------------------------------------------
                                                                                  1999            1998           1997
                                                                             -------------   -------------   ------------
Operating activities:
Net (loss) income ........................................................    $  (60,390)     $  (65,934)     $   3,814
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
 Depreciation and amortization ...........................................       129,882          59,791          5,431
 Income (loss) from equity investments, net of amounts received ..........         3,614           2,809           (479)
 Non-cash charges ........................................................         7,250          34,051             --
 Minority interest .......................................................         6,017           2,036             --
 Gains on sales of assets, net ...........................................          (760)             --             --
 Extraordinary item-loss on early extinguishment of debt, net of
   taxes .................................................................         2,490              --             --
Changes in operating assets and liabilities, net of amounts acquired:
 Accounts receivable, net ................................................          (508)          8,463           (923)
 Prepaid event expenses, other prepaid expenses and other current
   assets ................................................................       (32,825)        (23,496)           419
 Other assets ............................................................          (874)            882           (275)
 Notes receivable from related parties and employees .....................       (17,538)         (1,132)            --
 Accounts payable, accrued expenses and other liabilities ................       (14,318)         (1,550)           165
 Accrued interest payable ................................................         8,103          17,204             --
 Deferred revenue ........................................................         4,736          (5,683)        (7,147)
                                                                              ----------      ----------      ---------
Net cash provided by operating activities ................................        34,879          27,441          1,005
                                                                              ----------      ----------      ---------
Investing activities:
 Purchases of businesses, net of cash acquired ...........................      (834,001)       (827,147)       (71,213)
 Proceeds from sales of assets ...........................................        12,038              --             --
 Purchases of property and equipment .....................................       (61,193)        (64,773)        (2,083)
                                                                              ----------      ----------      ---------
Net cash used in investing activities ....................................      (883,156)       (891,920)       (73,296)
                                                                              ----------      ----------      ---------
Financing activities:
 Capital contributed by SFX Broadcasting .................................            --              --         79,093
 Receipts from (payments made) to SFX Broadcasting pursuant to
   the Spin-Off ..........................................................         1,500        (135,679)            --
 Proceeds from issuance of senior subordinated notes and
   borrowings under the senior credit facilities .........................     1,091,720         951,500             --
 Proceeds from sale of common stock ......................................       612,877         328,568             --
 Payment for treasury stock ..............................................        (2,000)             --             --
 Repayment of senior credit facilities and capital lease obligations .....      (484,685)       (215,212)          (823)
 Other, principally debt issuance costs ..................................       (34,858)        (22,656)            --
                                                                              ----------      ----------      ---------
Net cash provided by financing activities ................................     1,184,554         906,521         78,270
Effect of exchange rate changes in cash ..................................        (1,658)             --             --
Net increase in cash and cash equivalents ................................       334,619          42,042          5,979
                                                                              ----------      ----------      ---------
Cash and cash equivalents at beginning of period .........................        48,021           5,979             --
                                                                              ----------      ----------      ---------
Cash and cash equivalents at end of period ...............................    $  382,640      $   48,021      $   5,979
                                                                              ==========      ==========      =========
Supplemental disclosure of cash flow information:
Cash paid for interest ...................................................    $   89,156      $   33,604      $   1,504
                                                                              ==========      ==========      =========
Cash paid for income taxes ...............................................    $    8,477      $      501      $      --
                                                                              ==========      ==========      =========

Supplemental disclosure of non-cash investing and financing activities:

 o Issuance of equity securities, including deferred equity security issuance and assumption of debt in connection with certain acquisitions (see Note
    4).

 o Agreements to pay future cash consideration in connection with certain acquisitions (see Note 4).

 o The balance sheet includes certain assets and liabilities which were contributed by SFX Broadcasting in 1998 (Note 1).

                             See accompanying notes.

                             SFX ENTERTAINMENT, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                 CLASS A   CLASS B    ADDITIONAL                   ACCUMULATED                     TOTAL
                                  COMMON    COMMON      PAID-IN       DEFERRED       EARNINGS      TREASURY    SHAREHOLDERS'
                                  STOCK     STOCK       CAPITAL     COMPENSATION    (DEFICIT)       STOCK         EQUITY
                                --------- --------- -------------- -------------- ------------- ------------- --------------
Balances, January 1, 1997 .....   $  --      $ --     $       --     $      --     $       --     $      --    $        --
Capital contributed by SFX
 Broadcasting .................     204        15         98,111            --             --            --         98,330
Net income ....................      --        --             --            --          3,814            --          3,814
                                  -----      ----     ----------     ---------     ----------     ---------    -----------
Balances, December 31, 1997         204        15         98,111            --          3,814            --        102,144
Net liabilities assumed,
 principally income taxes
 and shares issued to
 employees in the Spin-Off ....      20        --       (109,762)           --             --            --       (109,742)
Sale of 12,075,000 shares of
 Class A Common Stock .........     121        --        328,447            --             --            --        328,568
Issuance of 8,177,046 shares
 of Class A
 Common Stock for
 acquisitions .................      82        --         95,516            --             --            --         95,598
Issuance of Class A and Class
 B Common Stock pursuant
 to employment agreements             3        10         34,422        (8,625)            --            --         25,810
Amortization of deferred
 compensation .................      --        --             --         2,092             --            --          2,092
Accretion on stock subject to
 redemption ...................      --        --          2,750            --         (2,750)           --             --
Net loss ......................      --        --             --            --        (65,934)           --        (65,934)
                                  -----      ----     ----------     ---------     ----------     ---------    -----------
Balances, December 31, 1998         430        25        449,484        (6,533)       (64,870)           --        378,536
                                  -----      ----     ----------     ---------     ----------     ---------    -----------
Adjustment to Working Capital
 in the Spin-Off ..............      --        --          1,500            --             --            --          1,500
Sale of 16,048,000 shares of
 Class A Common Stock .........     160        --        598,400            --             --            --        598,560
Issuance of 4,158,650 shares
 and options
 to purchase Class A
 Common Stock for
 acquisitions .................      42        --        169,504          (508)            --            --        169,038
Issuance of 727,800 shares of
 Class A Common Stock
 pursuant to the exercise of
 employee stock options .......       7        --         14,310            --             --            --         14,317
Repurchase of 112,528 shares
 of Class A Common Stock ......      --        --             --            --             --        (2,000)        (2,000)
Amortization of deferred
 compensation .................      --        --             --         3,266             --            --          3,266
Accretion on stock subject to
 redemption ...................      --        --          3,522            --         (3,522)           --             --
Reduction of stock subject to
 redemption ...................      --        --          1,466            --             --            --          1,466
Net loss ......................      --        --             --                      (60,390)           --        (60,390)
Foreign currency translation
 adjustment ...................      --        --             --            --         (4,324)           --         (4,324)
                                  -----      ----     ----------     ---------     ----------     ---------    -----------
Comprehensive loss ............      --        --             --            --        (64,714)           --        (64,714)
                                  -----      ----     ----------     ---------     ----------     ---------    -----------
Balances, December 31, 1999       $ 639      $ 25     $1,238,186     $  (3,775)    $ (133,106)    $  (2,000)   $ 1,099,969
                                  =====      ====     ==========     =========     ==========     =========    ===========

                             See accompanying notes.

                             SFX ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND BASIS OF PRESENTATION

     SFX Entertainment, Inc. ("SFX" or the "Company") is the world's largest diversified promoter, producer and venue operator for live entertainment events. In addition, SFX is a leading fully integrated sports marketing and management company specializing in the representation of sports athletes and broadcasters, integrated event management, television programming and production and marketing consulting services. SFX owns, partially or entirely, and/or operates under lease or exclusive booking arrangements, the largest network of venues used principally for music concerts and other live entertainment events. SFX operates in four major business segments within the live entertainment industry: music, theater, sports and family entertainment and other.

     The Company was formed as a wholly-owned subsidiary of SFX Broadcasting, Inc. ("SFX Broadcasting") in December 1997 and as the parent company of SFX Concerts, Inc ("Concerts"). Concerts was formed in January 1997 to acquire and hold SFX Broadcasting's live entertainment operations.

     In August 1997, SFX Broadcasting agreed to the merger among SBI Holdings, Inc. (the "Buyer"), SBI Radio Acquisition Corporation, a wholly-owned subsidiary of the Buyer, and SFX Broadcasting (the "Broadcasting Merger") and to the spin-off of the Company to the shareholders of SFX Broadcasting (the "Spin-Off") (See Note 5). The Spin-Off was completed on April 27, 1998 and the Broadcasting Merger was completed on May 29, 1998. Prior to the Spin-Off, SFX Broadcasting provided various administrative services to the Company. SFX Broadcasting allocated these expenses on the basis of direct usage. In the opinion of management, this method of allocation was reasonable and allocated expenses approximated what the Company would have incurred on a stand-alone basis. The Company recorded the Spin-Off at the historical cost of the assets and liabilities contributed by SFX Broadcasting.

     Certain 1998 and 1997 amounts have been reclassified to conform to the 1999 presentation.


2. PROPOSED MERGER WITH CLEAR CHANNEL COMMUNICATIONS, INC.

     On February 29, 2000, SFX announced that it entered into a definitive merger agreement with Clear Channel Communications, Inc. Under the terms of the merger agreement, the Class A shareholders of SFX will receive 0.6 shares of Clear Channel Communications, Inc. common stock for each SFX share, and Class B shareholders of SFX will receive one share of Clear Channel Communications, Inc. common stock for each SFX share, on a fixed exchange basis. The proposed merger would require an amendment to SFX's certificate of incorporation to allow the unequal consideration being paid to the holders of Class A and Class B Common Stock. The transaction is expected to be consummated early in the third quarter of 2000, subject to the approval of the Class A and Class B shareholders of SFX, customary regulatory approvals and other closing conditions.


3. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES


PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of SFX and its majority-owned subsidiaries. Investments in other companies that SFX does not control, but has the ability to exercise significant influence over operating and financial policies, are accounted for by the equity method. Investments in other companies that the Company does not control or possess significant influence are accounted for by the cost method. All intercompany transactions and balances have been eliminated.


CASH AND CASH EQUIVALENTS

     The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents.

PREPAID EVENT EXPENSES

     Prepaid event expenses include show advances and deposits and other costs directly related to future events. Such costs are charged to operations upon completion of the related events. As of December 31, 1999 and 1998, prepaid event expenses included advertising costs of approximately $872,000 and $480,000, respectively. The Company recognized event advertising expense of approximately $83,002,000, $51,865,000, and $7,109,000 in 1999, 1998, and 1997,
respectively.


PROPERTY AND EQUIPMENT

     Land, buildings, improvements and furniture and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:



                 Buildings and improvements .........    4-40 years
                 Furniture and equipment, including
                   internal use software ..............  3-7 years

     Leasehold improvements primarily represent the capitalized costs to renovate leased venues. These costs are being amortized over the shorter of the useful life of the improvement or the term of their respective leases. Maintenance and repairs which do not extend the useful lives of the respective assets are expensed as incurred. Depreciation of assets under capital leases is included in depreciation and amortization expense.


GOODWILL

     Goodwill represents the excess of the purchase price, including deferred and contingent purchase consideration, over the fair market value of the assets acquired, and is amortized using the straight-line method over 10-15 years.

     It is the Company's policy to account for goodwill at the lower of amortized cost or estimated realizable value. As part of an ongoing review of the valuation and amortization of goodwill of the Company and its subsidiaries, management assesses the carrying value of goodwill if facts and circumstances suggest that there may be impairment. If this review indicates that goodwill will not be recoverable as determined by a non-discounted cash flow analysis of the operating results over the remaining amortization period, the carrying value of the goodwill would be reduced to estimated realizable value.

     Certain of the agreements entered into in connection with the Company's acquisitions require that the Company pay the sellers additional amounts based upon the achievement of a certain level of operating results as defined in the respective acquisition agreements. It is the Company's policy to record these additional amounts when, in management's opinion, it is probable that the results will be achieved. These amounts are recorded as additional purchase price or as compensation expense in accordance with EITF 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination."


DEBT ISSUANCE COSTS

     Debt issuance costs are amortized over the term of the related debt and are included as non-cash interest expense in the consolidated statement of operations. Debt issuance costs of $49.9 million and $23.7 million, net of accumulated amortization of $5.2 million and $1.9 million, were recorded as of December 31, 1999 and 1998, respectively.


REVENUE RECOGNITION

     Music, Theatrical and Family Entertainment

     Revenue from the presentation and production of an event is recognized on the date of the performance. Advance ticket sales are recorded as deferred revenue until the event occurs. Sponsorship and other revenues that are not related to any single event are classified as deferred revenue and are generally amortized on a straight-line basis over the operating season during the term of the contract.

     Sports

     Revenue from talent representation arises primarily from percentage fees or commissions received for the negotiation of professional sporting contracts and marketing endorsements. The Company recognizes such revenue in the period when the service is rendered and the fee is determinable. Revenue from the presentation and production of an event is recognized on the date of the performance. Advance ticket sales are recorded as deferred revenue until the event occurs. Sponsorship and other revenues that are not related to any single event are classified as deferred revenue and are amortized on a straight-line basis over the term of the agreement. Revenue from television programming and production services are recognized when the programs are available for broadcast. For syndicated shows, revenues are recognized when the programs are available for broadcast and the license period has begun.


     Other

     Revenue is recognized as services are performed or as goods are shipped.


RISKS AND UNCERTAINTIES

     Accounts receivable are due principally from ticket companies and venue box offices. These amounts are typically collected within 20 days of a performance. Generally, management considers these accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. Certain other accounts receivable, arising from the normal course of business, are reviewed for collectibility and allowances for doubtful accounts are recorded as required. The Company has recorded an allowance for doubtful accounts of $2.4 million and $1.7 million as of December 31, 1999 and 1998, respectively, related to these accounts receivable.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


INCOME (LOSS) PER COMMON SHARE

     Basic income (loss) per common share is based upon the net income (loss) applicable to common shares after the accretion of stock subject to redemption and upon the weighted average of common shares outstanding during the period. Diluted income (loss) per common share adjusts for the effect of convertible securities and stock options only in the periods presented in which such effect would have been dilutive. As the Company incurred losses in 1999 and 1998, there were no dilutive securities during those periods. During 1997, there were no dilutive securities. For the periods prior to the Spin-Off, the calculation of income per common share reflects the recapitalization of the Company.

     In July 1999, SFX completed a 3-for-2 split of its Class A and Class B Common Stock. The financial information presented herein has been restated to reflect the effect of the stock split.

INTEGRATION AND START-UP COSTS

     Integration and start-up costs represent costs associated with combining the acquired entities and introducing new products and services. During 1999, SFX recorded $12.7 million of integration and start-up costs relating primarily to the cost of implementing SFX's branding and ticketing strategy, new Internet initiatives, the opening of a themed exhibit and the write-off of abandoned transaction costs. During 1998, SFX incurred $2.4 million of integration and start-up costs primarily relating to the cost of implementing SFX's national sponsorship program.


COMPREHENSIVE LOSS: FOREIGN CURRENCY TRANSLATION

     The financial position and operating results of all foreign subsidiaries are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange on the consolidated balance sheet date and local currency revenues and expenses are translated at average rates of exchange during the period, resulting in translation loss. As of December 31, 1999, the Company recorded a translation loss of approximately $4.3 million as a component of other comprehensive loss in accumulated earnings (deficit) in the statement of shareholders' equity.

4. ACQUISITIONS


1997 ACQUISITIONS

     In January 1997, SFX Broadcasting acquired Delsener/Slater, a concert promotion company which has long-term leases or is the exclusive promoter for seven of the major concert venues in the New York City metropolitan area. Total aggregate consideration was approximately $26.8 million. In March 1997, the Company acquired certain companies which own and operate the Meadows Music Theater, an indoor/outdoor complex located in Hartford, Connecticut for $900,000 in cash, 370,757 shares of SFX Broadcasting Class A common stock with a value of approximately $7.5 million and the assumption of approximately $15.4 million in debt. In June 1997, the Company acquired the stock of Sunshine Promotions, Inc. and certain other related companies, an owner-operator of venues and a concert promoter in the Midwest for $57.5 million in cash and assumed debt, shares of SFX Broadcasting Class A common stock issued with a value of approximately $4.0 million.

     The 1997 Acquisitions were financed through capital contributions from SFX Broadcasting.


1998 ACQUISITIONS

     PACE and Pavilion Partners

     On February 25, 1998, the Company acquired PACE Entertainment Corporation, a diversified producer and promoter of live entertainment in the United States, for total consideration of approximately $150.1 million, including issuance upon the Spin-Off of 2,250,000 shares of the Company's Class A Common Stock valued by the parties at $20.0 million. In a related transaction, the Company acquired, for total consideration of approximately $90.6 million, the 66 2/3% ownership in the Pavilion Partners venue partnership not already owned by PACE. As a result, the Company owns 100% of Pavilion Partners.

     The PACE Acquisition agreement further provides that each seller of PACE shall have an option, exercisable during a period beginning on the fifth anniversary of the closing of the PACE Acquisition and ending 90 days thereafter, to require the Company to purchase up to one-third of the PACE consideration stock received by such PACE seller for a cash purchase price of $22.00 per share. With certain limited exceptions, these option rights are not assignable by the PACE sellers. The stock, which is subject to redemption, has been recorded as temporary equity on the accompanying consolidated balance sheet and is being accreted over a five-year period. In connection with the signing of new employee agreements during 1999, 66,624 shares of the PACE consideration stock was released from this requirement during 1999.

     In addition, on March 25, 1998, SFX paid $4.0 million to acquire a 67% interest in certain assets and liabilities of USA Motor Sports, a producer and promoter of motor sports events. The remaining 33% interest was already owned by SFX.


     Contemporary

     On February 27, 1998, SFX acquired Contemporary Group and the remaining 50% interest in the Riverport Amphitheatre Joint Venture not owned by Contemporary. The total consideration for the Contemporary acquisition was approximately $82.7 million, including $72.8 million in cash, a payment for working capital of $9.9 million, and the issuance of 1,894,275 shares of Class A common stock having a negotiated value of approximately $16.2 million. SFX financed the purchase price with borrowings under the then-existing senior credit facility and with a portion of the proceeds of the February 1998 Notes (as hereafter defined).


     BGP

     On February 24, 1998, SFX acquired BGP for a total consideration of $72.8 million in cash and assumed debt, including the issuance of 844,500 shares of Class A Common Stock having a negotiated value of approximately $7.5 million. SFX financed the purchase price with borrowings under the then-existing senior credit facility and with a portion of the proceeds of the February 1998 Notes.

     Network

     On February 27, 1998, SFX acquired all of the outstanding capital stock of each of The Album Network, Inc. and SJS Entertainment Corporation (collectively "Network") and purchased substantially all of the assets and properties and assumed substantially all of the liabilities and obligations of The Network 40, Inc. The total purchase price was approximately $75.4 million, including approximately $59.2 million in cash and assumed debt, and the issuance of approximately 1,284,000 shares of Class A Common Stock having a negotiated value of approximately $16.2 million. The purchase price was subject to an increase based on Network's operating results, as defined in the acquisition agreement. The Company paid $8.6 million related to this agreement in 1999. In October 1999, SFX sold a portion of the business acquired for $11.7 million and recognized a $3.4 million gain. SFX financed the initial purchase price with borrowings under the then-existing senior credit facility and with a portion of the proceeds of the February 1998 Notes.


     FAME

     On June 4, 1998, SFX acquired the Falk Associates Management Enterprises, Inc. ("FAME"). The aggregate purchase price for FAME was approximately $85.5 million in cash and 1.5 million shares of Class A Common Stock having a negotiated value of approximately $36.0 million. The sellers were entitled to a potential additional purchase price of $15.0 million if FAME met or exceeded defined earnings targets through 2003 of which $2.5 million was paid during 1999. Further, in December 1999 and February 2000, SFX paid approximately $10.0 million to the sellers in settlement of their potential rights to future payments under the contingent purchase price agreement. An earnings charge of $4.1 million will be recorded in the first quarter of 2000 relating to the payment made in such quarter as it is considered to be compensation expense. SFX financed the initial purchase price with a portion of the proceeds from the 1998 Equity Offering.


     Don Law

     On July 2, 1998, SFX acquired certain assets of Don Law, for an aggregate cash consideration of approximately $92.2 million, including the repayment of approximately $7.0 million in debt. SFX financed the purchase price with a portion of the proceeds of the 1998 Equity Offering.


  Magicworks

     On September 11, 1998, SFX purchased all of the outstanding shares of common stock of Magicworks, a publicly traded company, for a total consideration of approximately $115.7 million in cash. SFX consummated the acquisition by means of a tender offer. SFX financed the acquisition with available cash and borrowings under the then-existing senior credit facility.


     Other Acquisitions

     In 1998, SFX completed the acquisition of thirteen additional companies. The thirteen acquisitions included four concert promotion and venue owner/operators, two concert promotion companies, two theatrical presenters, a theatrical presenter and venue owner/operator, a motor sports promoter and presenter, a concert merchandising company and the equity owner of an SFX amphitheater. The aggregate purchase price for these acquisitions was $194.8 million in cash, $10.0 million (present value at $8.2 million) in deferred purchase consideration and 562,529 shares of Class A Common Stock having a negotiated value of approximately $11.0 million. On December 16, 1999, the Company repurchased 112,528 shares of Class A Common Stock for $2.0 million in connection with the one of these acquisitions. SFX may be required to make additional payments to the sellers of certain of the acquired companies based on the companies' operating results (as defined in the acquisition agreements) for the years 1998 through 2000. SFX has accrued an additional $5.9 million of contingent purchase price as of December 31, 1999. SFX paid $14.6 million related to these agreements in 1999. SFX financed the initial purchase prices with available cash and a portion of the proceeds of the 1998 Equity Offering.

1999 ACQUISITIONS


     Cellar Door

     On February 19, 1999, SFX purchased all of the issued and outstanding capital stock of the Cellar Door group of companies for a purchase price of $70.0 million in cash, 519,357 shares of Class A Common Stock with a value of $20.0 million, and $8.5 million (present value of $6.8 million) payable in five equal annual installments beginning on the first anniversary of the closing date. In addition, SFX agreed to issue to the seller options to purchase 150,000 shares of Class A Common Stock in equal installments over the five-year period following the closing date at fair market value. SFX financed the acquisition with a portion of the net proceeds from its February 1999 equity offering.


     Nederlander

     On March 16, 1999, SFX acquired certain interests in seven venues and other assets of Nederlander for an aggregate purchase price of approximately $93.8 million in cash. The agreement relating to the Mesa del Sol Centre for the Performing Arts provides for additional payments based on the financial performance of this venue. In the third quarter of 1999, SFX renegotiated the agreement with respect to the Firstar Arena whereby SFX relinquished its financial interest in the venue in exchange for a revised long-term venue management agreement. SFX financed this acquisition with a portion of the net proceeds of its February 1999 equity offering and borrowings under SFX's then-existing senior credit facility. In addition, during the fourth quarter of 1999, SFX purchased the remaining 50% interest in a partnership which holds the long-term leases to two amphitheaters for $32.6 million. SFX financed the initial acquisition with a portion of the net proceeds of the February 1999 Equity Offering and borrowings under SFX's then-existing senior credit facility.


     Marquee

     On March 16, 1999, a subsidiary of SFX was merged with and into The Marquee Group, Inc. and Marquee became a wholly owned subsidiary of SFX. In connection with the merger, SFX issued approximately 2.1 million shares of SFX Class A common stock with a value of approximately $81.7 million on the date of the merger and repaid $33.5 million of Marquee's debt. SFX financed the cash portion of the acquisition with borrowings under its then-existing senior credit facility. In addition to the above, SFX paid $20.5 million of contingent purchase price which arose from purchases made by Marquee during 1999 and has accrued an additional $22.9 million of contingent purchase price as of December 31, 1999. These amounts were recorded as additional purchase price and were financed with a portion of the net proceeds from its August 1999 equity offering. Under certain circumstances, the Company may be required to make additional payments arising from Marquee's acquisition agreements.

     As a result of the Marquee acquisition, the Company may be obligated to repurchase 69,978 shares of Class A Common Stock issued in connection with the acquisition. In January 2000, the Company repurchased 36,080 of such shares for $1.9 million.

     In the third quarter of 1999, SFX disposed of the operations of QBQ Entertainment, Inc, whose primary business is the representation of artists in the music industry as agent. No gain or loss was recognized on the transaction. SFX does not have a management or ownership interest in the newly formed company. In connection with the disposition, as of December 31, 1999, SFX had loaned the newly formed company $7.2 million, which has been recorded as an other asset on the consolidated balance sheet. SFX also rendered advisory services to QBQ for which $1.0 million was recognized as revenue by the Company in the consolidated statement of operations. The newly formed company is in the process of obtaining independent financing.


     Livent

     On August 27, 1999, SFX purchased certain assets of Livent, Inc., and its affiliates, including three theaters and the intellectual property rights to several current and future Broadway productions, including Ragtime, Fosse, Phantom of the Opera and Seussical. The purchase price for this acquisition was approximately $100.8 million, consisting of $79.3 million in cash, $18.4 million of deferred purchase consideration and $3.1 million in assumption of debt, subject to post-closing adjustments. SFX financed the cash portion of the acquisition with a portion of the net proceeds from its August 1999 Equity Offering.


     Apollo

     On September 17, 1999, SFX acquired Apollo Leisure Group plc, the largest live theater operator as well as one of the largest providers of entertainment and leisure management services in the United Kingdom. The total purchase price for the acquisition was approximately $256.4 million, comprised of approximately $196.4 million in cash, 979,667 shares of Class A Common Stock with a value of approximately $37.5 million and the assumption of net liabilities of approximately $22.5 million, subject to post-closing adjustments. Apollo operates, among other venues, 3 arenas and a network of 23 theaters. In connection with the Apollo acquisition, SFX acquired 100% of Barry Clayman Concerts, which is a leading promoter of concert and other live entertainment events throughout the U.K. SFX financed the cash portion of the acquisition with borrowings under the Senior Credit Facility.


     EMA Telstar

     On October 4, 1999, SFX purchased EMA Telstar, a venue owner and a promoter and producer of live entertainment events in Sweden, for approximately $27.9 million in cash. The purchase price was paid with a portion of the net proceeds from the August 1999 Equity Offering. Under certain conditions, the Company may be required to make significant additional payments based upon EMA's achievement of certain earnings targets.


     Mojo Works

     On October 21, 1999, SFX purchased 80% of the Mojo Works group of companies, a promoter and producer of live entertainment in the Netherlands for approximately $40.6 million in cash, including working capital, subject to post-closing adjustments. The purchase price was paid with a portion of the net proceeds from the August 1999 equity offering. Under certain circumstances, the sellers have the right to sell the remaining 20% interest to SFX and SFX has the right to purchase the remaining 20% interest from the sellers.


     Other Acquisitions

     During the first quarter of 1999, SFX also completed the acquisitions of The Entertainment Group, Inc., a concert and theatrical producer, RZO, a concert promoter, producer of international music concert tours and music publishing business and the assets of Integrated Sports International, L.P., a full-service sports marketing company and a music venue. The total consideration for these acquisitions and the long-term marketing and consulting agreement consisted of $73.2 million in cash and 142,766 shares of Class A Common Stock valued at $5.2 million. In addition, SFX has accrued $4.0 million of contingent purchase price as of December 31, 1999. SFX financed these transactions with the proceeds from the February 1999 Equity Offering and borrowings under SFX's then-existing senior credit facility. In addition, SFX may be required to make additional payments of up to $13.0 million in cash and 75,000 shares of Class A Common Stock based on the financial performance of certain of these acquired companies.

     During the second quarter of 1999, SFX completed the acquisitions of Hendricks Management Company, Inc., which represents and provides financial consulting services to team sports athletes, primarily in professional baseball and a 50% interest in A.H. Enterprises, a leading promoter of urban music. SFX increased its ownership interest in A.H. Enterprises to 60% in January 2000. The total consideration for these acquisitions was approximately $29.6 million in cash and $4.1 million in deferred purchase consideration. SFX financed these acquisitions with borrowings under SFX's then-existing senior credit facility and cash on hand. In addition, SFX may be required to make additional payments, in shares of SFX Class A Common Stock, based on the cumulative financial performance of Hendricks Management Company, Inc. through December 31, 2002. In addition, SFX invested approximately $11.2 million in certain entertainment and sports related Internet companies.

     During the third quarter of 1999, SFX completed the acquisitions of Candid Productions, Inc., a producer of professional figure skating events, a 50% interest in Cardenas Fernandez & Associates, Inc, a leading concert promoter and producer of music concerts by Hispanic artists, Tellem & Associates, which represents team sports athletes, primarily in professional baseball and basketball and Midland Concert Promotions Group Limited, a concert promoter and motorsports venue operator in the United Kingdom. The total consideration for these acquisitions was approximately $66.4 million consisting of $49.2 million in cash, and 253,666 shares of Class A Common Stock valued at $10.5 million and $6.7 million in deferred purchase consideration. SFX financed these acquisitions with a portion of the net proceeds of the August 1999 Equity Offering and borrowings under the Senior Credit Facility.

     During the fourth quarter of 1999, SFX completed the acquisitions of SME Power Branding, a sports brand identity company, the rights to a 10-year lease of Tabernacle, a music venue in Atlanta, Georgia and the assets of a sport talent representation company in Australia. The total cash consideration for these acquisitions was approximately $12.6 million. SFX financed these acquisitions with a portion of the net proceeds of the August 1999 Equity Offering and borrowings under the Senior Credit Facility.

     The purchase price for all these acquisitions have been preliminarily allocated to the assets acquired and liabilities assumed and are subject to change. Operating results for these acquisitions are included herein from their respective acquisition dates.

     The following unaudited pro forma summary represents the consolidated results for the years ended December 31, 1999, 1998 and 1997 as if the acquisitions completed in 1999 had occurred as of January 1, 1998 and the acquisitions completed in 1998 had occurred as of January 1, 1997. These pro forma results have been included for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of such date or of results which may occur in the future (in thousands).




                                                         PROFORMA YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------
                                                       1999             1998            1997
                                                  --------------   --------------   ------------
                                                                   (UNAUDITED)
       Total revenues .........................    $ 2,020,092      $ 1,651,693      $ 883,901
       Loss before extraordinary item .........        (74,981)         (60,084)       (49,414)
       Net loss ...............................        (77,471)         (60,084)       (49,414)
       Loss applicable to basic and dilutive
        common shares .........................    $     (1.23)     $     (0.97)     $   (1.17)

5. SPIN-OFF

     Pursuant to the terms of the Spin-Off, SFX Broadcasting contributed to the Company all of the assets relating to its live entertainment businesses and the Company assumed all of SFX Broadcasting's liabilities pertaining to the live entertainment businesses, as well as certain other liabilities including the obligation to make change of control payments to certain employees of SFX Broadcasting of approximately $5.0 million, as well as the obligation to indemnify one-half of certain of these employees' excise tax. SFX received $2.0 million of net Working Capital (as defined in the Broadcasting Merger Agreement). In connection with the Spin-Off, the Company entered into a tax sharing agreement with SFX Broadcasting. Pursuant to the tax sharing agreement, as amended, the Company was responsible for certain taxes incurred by SFX Broadcasting, including income taxes imposed with respect to income generated by the Company for periods prior to the Spin-Off and taxes resulting from gain recognized by SFX Broadcasting in the Spin-Off. The Company paid $109.7 million of estimated payments related to this agreement during 1998. In 1999, the Company received $1.5 million in cash from the Buyer as the settlement of the net Working Capital and certain tax indemnities. The Company remains liable for certain other tax indemnities (see Note 13).


6. PROPERTY AND EQUIPMENT

     The Company's property and equipment as of December 31, 1999 and 1998 consisted of the following (in thousands):

                                                                        1999           1998
                                                                    -----------   -------------
   Land and improvements ........................................    $  43,550      $  20,379
   Building and improvements ....................................      475,821        145,438
   Furniture and equipment, including internal use software .....       70,339         38,416
   Leasehold improvements .......................................      145,468         98,483
   Assets under capital lease ...................................        6,456          6,898
                                                                     ---------      ---------
                                                                       741,634        309,614
   Accumulated depreciation .....................................      (55,388)       (16,988)
                                                                     ---------      ---------
                                                                     $ 686,246      $ 292,626
                                                                     =========      =========

7. GOODWILL

     The Company's goodwill as of the December 31, 1999 and 1998 consisted of the following (in thousands):




                                         1999           1998
                                    -------------   ------------
   Goodwill ......................   $1,639,182      $ 919,618
   Accumulated amortization ......     (135,201)       (44,835)
                                     ----------        -------
                                     $1,503,981      $ 874,783
                                     ==========      =========

8. FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents and short-term, long-term, and variable-rate debt approximate fair value as of December 31, 1999 and 1998. The Company estimates the fair value of its long-term, fixed-rate debt generally by obtaining the applicable market quotation. The estimated fair value of the Company's fixed rate notes ($350.0 million and $200.0 million Senior Subordinated Notes) was $522.1 million and $507.3 million at December 31, 1999 and 1998, respectively.


9. LONG-TERM DEBT

     As of December 31, 1999 and 1998, the Company's long-term debt consisted of the following (in thousands):




                                                           1999            1998
                                                      --------------   ------------
   Senior credit facility ...........................   $  807,720      $ 196,000
   Senior subordinated notes due February 2008 ......      350,000        350,000
   Senior subordinated notes due December 2008 ......      200,000        200,000
   Other debt .......................................       18,215         14,996
   Capital lease obligations (see Note 17) ..........       16,883         12,780
                                                        ----------      ---------
                                                         1,392,818        773,776
   Less: current portion ............................       (7,826)        (5,581)
                                                        ----------      ---------
                                                        $1,384,992      $ 768,195
                                                        ==========      =========

     Senior Credit Facility

     On August 23, 1999, SFX entered into a new seven-year $1.1 billion Senior Credit Facility which replaced SFX's then-existing $350.0 million senior credit facility, which was entered into on February 26, 1998. The new Senior Credit Facility is comprised of a $250.0 million multi-draw, multi-currency term loan maturing on December 31, 2005 (the "Term A Loan"), a single-draw, $600.0 million U.S. dollar term loan maturing on June 30, 2006 (the "Term Loan B") and a $250.0 million reducing revolver having a letter of credit sub-limit of $75.0 million maturing on December 31, 2005. The Company recorded a $2.5 million extraordinary loss on the early extinguishment of debt, net of taxes of $1.8 million, related to the replaced facility.

     Loans outstanding under the Senior Credit Facility bear interest, at SFX's option, at certain spreads over LIBOR or the greater of the Federal Funds rate plus 0.50% or the lender's prime rate. The interest rate spreads on the term loan and the revolver are adjusted based on SFX's total leverage ratio, as defined. SFX pays an annual commitment fee ranging from 0.50% to 0.75% on the unused availability under the revolver. SFX pays an annual commitment fee ranging from 0.8125% to 1.5625% on the unused availability under Team Loan A. SFX also pays an annual letter of credit fee equal to the applicable LIBOR margin, as defined, for the revolver then in effect. Loans outstanding under the Senior Credit Facility at December 31, 1999 accrued interest at 9.23%.

     Commitments to lend under the revolver are required to be reduced in equal quarterly installments commencing March 31, 2003 according to the following schedule: by 25.0% in 2003; by 25.0% in 2004; and by the remaining 50% upon final maturity. Term Loan A is required to be repaid in equal quarterly installments commencing March 31, 2001 according to the following schedule:
15.0% in 2001, 15.0% in 2002, 20.0% in 2003, 25.0% in 2004, and the remaining balance of 25.0% upon maturity. Term Loan B is required to be repaid in equal quarterly installments commencing September 30, 2001 totalling: 1.0% from September 30, 2001 to June 30, 2002, 1.0% from September 30, 2002 to June 30, 2003, 1.0% from September 30, 2003 to June 30, 2004, 1.0% from September 30, 2004 to June 30, 2005, and the remaining balance of 96.0% from September 30, 2005 to June 30, 2006. It is expected that amounts outstanding under the Senior Credit Facility will be subject to, among others, the following mandatory prepayments, which will also permanently reduce commitments; a) 100.0% of the net cash proceeds received from permitted Asset Sales (as defined in the Senior Credit Facility), subject to standard reinvestment provisions; b) 50.0% of Excess Cash Flow (as defined in the Senior Credit facility), calculated for each fiscal year beginning with the year ending December 31, 2001; and c) 100.0% of the proceeds of casualty insurance or condemnation not used to repair or replace the properties with respect to which the loss occurred within one year from the receipt of such proceeds.

     Borrowings under the new Senior Credit Facility are secured by substantially all of the assets of SFX, including a pledge of the outstanding stock of substantially all of its subsidaries, and are guaranteed by substantially all of SFX's subsidiaries. The Senior Credit Facility contains certain covenants that, among other things, limits the ability of SFX and its subsidiaries to incur additional indebtedness, issue certain equity interests, pay dividends and sell certain assets. In addition, the Senior Credit Facility requires SFX to maintain compliance with certain specified financial covenants. The new Senior Credit Facility also prohibits prepayment of any subordinated notes.


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

     In July 1999, SFX completed a consent solicitation with respect to its outstanding Senior Subordinated Notes whereby it obtained approval from the holders of the notes to modifications of certain covenants in the indentures governing the notes. The modifications, among other things, provided SFX with more flexibility to make investments and acquisitions internationally and permit SFX's foreign subsidiaries to incur indebtedness, subject to certain limitations. Fees associated with the transaction totaling approximately $13.7 million and have been recorded as debt issuance costs as of December 31, 1999.

     Upon a change of control under the indentures, SFX will be required to make an offer to repurchase the Senior Subordinated Notes at a price equal to 101% of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase.

     Principal maturities of the long-term debt, excluding capital leases and deferred purchase consideration, over the next five years as of December 31, 1999 are as follows (in thousands):




                                                   LONG-TERM DEBT
                                                   ---------------
                2000 .......................        $     6,094
                2001 .......................             41,320
                2002 .......................             44,833
                2003 .......................             56,449
                2004 .......................             69,103
                2005 & Thereafter ..........          1,158,136
                                                     -----------
                Total ......................        $ 1,375,935
                                                     ===========

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

     The following are summarized unaudited statements setting forth certain financial information concerning the Guarantors, the Non-Guarantor Subsidiaries and the Non-Wholly Owned Guarantor Subsidiary as of and for the years ended December 31, 1999 and 1998 (in thousands):




                                                       AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1999
                             ---------------------------------------------------------------------------------------------------
                                                                                                                       SFX
                                    SFX                                         NON-WHOLLY,                       ENTERTAINMENT,
                              ENTERTAINMENT,                  NON-GUARANTOR   OWNED GUARANTOR                          INC.
                                   INC.         GUARANTORS     SUBSIDIARIES      SUBSIDIARY       ELIMINATIONS     CONSOLIDATED
                             ---------------- -------------- --------------- ----------------- ----------------- ---------------
Current assets .............   $   290,164     $   223,122      $  74,380        $    176        $          --     $  587,842
Property and
 equipment, net ............        17,293         464,513        204,347              93                   --        686,246
Goodwill, net ..............            --       1,284,059        210,346           9,576                   --      1,503,981
Investment in
 subsidiaries ..............     1,936,237          58,195          6,179              --           (1,936,237)        64,374
Other ......................        74,948          17,123         10,148           4,211                   --        106,430
                               -----------     -----------      ---------        --------        -------------     ----------
 Total assets ..............   $ 2,318,642     $ 2,047,012      $ 505,400        $ 14,056        $  (1,936,237)    $2,948,873
                               ===========     ===========      =========        ========        =============     ==========
Current liabilities ........   $    68,183     $   175,484      $ 118,185        $     31        $        (205)    $  361,678
Long-term debt, less
 current ...................     1,119,442         264,604          9,101              --               (8,155)     1,384,992
Other ......................        12,172          56,960          4,161              --                   --         73,293
Minority interest ..........            --           4,285          3,892           1,888                   --         10,065
Temporary equity ...........        18,876              --             --              --                   --         18,876
Shareholders' equity .......     1,099,969       1,545,679        370,061          12,137           (1,927,877)     1,099,969
                               -----------     -----------      ---------        --------        -------------     ----------
Total liabilities and
 shareholders' equity ......   $ 2,318,642     $ 2,047,012      $ 505,400        $ 14,056        $  (1,936,237)    $2,948,873
                               ===========     ===========      =========        ========        =============     ==========
Revenue ....................   $        --     $ 1,512,881      $ 115,357        $ 56,117        $          --     $1,684,355
Operating expenses .........        20,238       1,465,981        107,678          53,273                   --      1,647,170
Interest expense, net ......        59,520          25,576          4,272             (58)              (1,079)        88,231
Minority interest ..........            --           5,203            299             515                   --          6,017
Gain on sale, net ..........        (3,387)          2,586             41              --                   --           (760)
Provision for income
 taxes .....................        (2,194)          1,993          1,798              --                   --          1,597
Extraordinary loss .........         2,490              --             --              --                   --          2,490
                               -----------     -----------      ---------        --------        -------------     ----------
Net (loss) income ..........   $   (76,667)    $    11,542      $   1,269        $  2,387        $       1,079     $  (60,390)
                               ===========     ===========      =========        ========        =============     ==========
Cash flow (used in)
 provided by
 operations ................   $   (91,596)    $   126,659      $    (367)       $    183        $          --     $   34,879
Cash flow used in
 investing .................      (837,393)        (42,741)        (2,906)           (116)                  --       (883,156)
Cash flow provided by
 financing .................     1,189,213          (4,659)            --              --                   --      1,184,554
Effect of exchange rate.....            --              --         (1,658)             --                   --         (1,658)
Cash at the beginning
 of the period .............         3,685          (9,298)        53,541              93                   --         48,021
Cash at the end of the
 period ....................   $   263,909     $    69,961      $  48,610        $    160        $          --     $  382,640

                                AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1998
                                -----------------------------------------------
                                       SFX
                                 ENTERTAINMENT,                  NON-GUARANTOR
                                      INC.         GUARANTORS     SUBSIDIARIES
                                ---------------- -------------- ---------------
Current assets ................   $    19,587      $  122,118      $  6,836
Property and
 equipment, net ...............        10,390         272,243         9,993
Goodwill, net .................            --         844,722        19,853
Investment in
 subsidiaries .................     1,161,103          18,450            --
Other assets ..................        28,911          17,377         2,572
                                  -----------      ----------      --------
 Total assets .................   $ 1,219,991      $1,274,910      $ 39,254
                                  ===========      ==========      ========
Current liabilities ...........   $    41,071      $  118,766      $  7,541
Long-term debt, less
 current portion ..............       747,746          20,449         7,855
Other liabilities .............        36,138          12,321           290
Minority interest .............            --           5,505           428
Temporary equity ..............        16,500              --            --
Shareholders' equity ..........       378,536       1,117,869        23,140
                                  -----------      ----------      --------
 Total liabilities
   and shareholders'
   equity .....................   $ 1,219,991      $1,274,910      $ 39,254
                                  ===========      ==========      ========
Revenue .......................   $        --      $  837,236      $ 25,245
Operating expenses ............        50,963         805,418        22,174
Interest expense, net .........        44,626             895         1,649
Minority interest .............            --             644           989
Provision for income
 taxes ........................         1,350           1,650            --
                                  -----------      ----------      --------
Net (loss) income .............   $   (96,939)     $   28,629      $    433
                                  ===========      ==========      ========
Cash flow (used in)
 provided by
 operations ...................   $   (44,932)     $   73,877      $   (962)
Cash flow used in
 investing activities .........      (861,341)        (30,005)         (574)
Cash flow provided by
 (used in) financing
 activities ...................       909,958          (2,021)       (1,416)
Cash at the beginning
 of the period ................            --           2,281         3,063
Cash at the end of the
 period .......................         3,685          44,132           111



                                  AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1998
                                ---------------------------------------------------
                                                                          SFX
                                   NON-WHOLLY,                       ENTERTAINMENT,
                                 OWNED GUARANTOR                          INC.
                                    SUBSIDIARY       ELIMINATIONS     CONSOLIDATED
                                ----------------- ----------------- ---------------
Current assets ................     $    192        $          --     $   148,733
Property and
 equipment, net ...............           --                   --         292,626
Goodwill, net .................       10,208                   --         874,783
Investment in
 subsidiaries .................           --           (1,161,103)         18,450
Other assets ..................           --                   --          48,860
                                    --------        -------------     -----------
 Total assets .................     $ 10,400        $  (1,161,103)    $ 1,383,452
                                    ========        =============     ===========
Current liabilities ...........           76        $      (4,040)    $   163,414
Long-term debt, less
 current portion ..............           --               (7,855)        768,195
Other liabilities .............           --                   --          48,749
Minority interest .............        2,125                   --           8,058
Temporary equity ..............           --                   --          16,500
Shareholders' equity ..........        8,199           (1,149,208)        378,536
                                    --------        -------------     -----------
 Total liabilities
   and shareholders'
   equity .....................     $ 10,400        $  (1,161,103)    $ 1,383,452
                                    ========        =============     ===========
Revenue .......................     $ 26,435        $          --     $   888,916
Operating expenses ............       24,991                   --         903,546
Interest expense, net .........          (33)                (869)         46,268
Minority interest .............          403                   --           2,036
Provision for income
 taxes ........................           --                   --           3,000
                                    --------        -------------     -----------
Net (loss) income .............     $  1,074        $         869     $   (65,934)
                                    ========        =============     ===========
Cash flow (used in)
 provided by
 operations ...................     $   (542)       $          --     $    27,441
Cash flow used in
 investing activities .........           --                   --        (891,920)
Cash flow provided by
 (used in) financing
 activities ...................           --                   --         906,521
Cash at the beginning
 of the period ................          635                   --           5,979
Cash at the end of the
 period .......................           93                   --          48,021

10. CAPITAL STOCK

     The authorized capital stock of the Company consists of 110,000,000 shares of Common Stock (comprised of 100,000,000 shares of Class A Common Stock and 10,000,000 shares of Class B Common Stock), and 25,000,000 shares of preferred stock, par value $.01 per share.

     In the Spin-Off, (a) 20,368,536 shares of Class A Common Stock were distributed to holders on the Spin-Off record date of SFX Broadcasting's Class A common stock and Series D preferred stock, including 914,784 shares of Class A common stock issued upon the exercise of certain warrants of SFX.

Broadcasting and (b) 1,570,556 shares of Class B Common Stock were distributed to holders on the Spin-Off record date of SFX Broadcasting Class B Common Stock. The financial statements have been retroactively adjusted to reflect this transaction.

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

     During January 1998, in connection with the expectation of certain executive officers entering into employment agreements with the Company, the Board of Directors, upon recommendation of the Compensation Committee, approved the sale of an aggregate of 975,000 shares of the Company's Class B Common Stock and 285,000 shares of the Company's Class A Common Stock to certain officers for a purchase price of $1.33 per share. Such shares were issued in April 1998.

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

     On May 27, 1998, SFX consummated an offering of 12,075,000 shares of Class A common stock at an offering price of $28.83 per share and received net proceeds of approximately $329.0 million. SFX used the proceeds to consummate certain of its 1998 acquisitions, to fund $93.7 million of tax indemnity payments and to pay fees and other expenses.

     In February 1999, SFX consummated an offering of 7,423,500 shares of Class A Common Stock at an offering price of $37.00 per share and received net proceeds of approximately $260.7 million. SFX used the proceeds to finance certain of the 1999 Acquisitions.

     In July of 1999, the Company completed a three-for-two split of SFX's Class A and Class B Common Stock. The financial information presented herein has been restated to reflect the effect of the stock split.

     In August 1999, SFX consummated an offering of 8,625,000 shares of the Company's Class A Common Stock at an offering price of $41.00 per share and received net proceeds of approximately $337.9 million. SFX used a portion of the net proceeds to finance certain of the 1999 Acquisitions and intends to use the remaining portion of the net proceeds for general corporate purposes, including potential future acquisitions.

     On December 16, 1999, the Company repurchased 112,528 shares of Class A Common Stock for $2.0 million in connection with the Westbury Music Fair, Inc. acquisition. These shares were recorded as Class A Common Stock in treasury in the consolidated balance sheet as of December 31, 1999.

11. STOCK OPTIONS

     During January 1998, the Board of Directors and SFX Broadcasting, as sole stockholder, approved and adopted a stock option plan providing for the issuance of options to purchase shares of the Company's Class A Common Stock totaling up to approximately 3.0 million shares. Under the stock option plan, options to acquire Class A Common Stock have been granted to certain officers, key employees and other individuals who perform services for the Company. Options granted under these plans are generally granted at option prices equal to the fair market value of the Class A Common Stock on the date of the approval of the grant. Terms of the options, determined by the Company, provided that the maximum term of each option shall not exceed ten years and the options become fully exercisable within five years of continued employment with the exception of certain options which were fully vested at the date of grant.

     On November 4, 1998, the Board of Directors approved the grant of options covering 4,500,000 shares of Class A common stock under the 1999 Plan to employees, directors and consultants of SFX. Options granted under these plans are generally granted at option prices equal to the fair market value of the Class A common stock on the date of the approval of the grant. Terms of the options, determined by the Company, provided that the maximum term of each option shall not exceed ten years and the options become fully exercisable within five years of continued employment with the exception of certain options which were fully vested at the date of grant. As of December 31, 1999, 4,224,866 options had been granted under this Plan.


     In addition, the Company granted an additional 575,312 options pursuant to certain acquisition agreements.


     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options, as opposed to the fair value accounting provided for under FAS Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123").


     Pro forma information regarding net loss and loss per basic and dilutive common share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999: risk-free interest rate of 5.29%; no dividend yield; volatility factor of the expected market price of the Company's common stock of 76.4%; and a weighted-average expected life of the options of 5 years.


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


     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Therefore, the impact on the pro forma results of operations in 1999 and 1998 may not be representative of the impact in future periods should additional options be granted. The Company's pro forma information follows (in thousands, except for loss per share information).




                                                                      1999            1998
                                                                 -------------   -------------
       Pro forma net loss applicable to common shares .........    $ (77,741)      $ (74,477)
       Pro forma loss per basic and dilutive common share: ....    $   (1.34)      $   (1.99)

     A summary of the Company's stock options activity (adjusted for the stock split), and related information for the years ended December 31 follows:




                                                                   1999                                 1998
                                                     ---------------------------------   ----------------------------------
                                                                     WEIGHTED AVERAGE                      WEIGHTED AVERAGE
                                                        OPTIONS       EXERCISE PRICE         OPTIONS        EXERCISE PRICE
                                                     ------------   ------------------   --------------   -----------------
Outstanding: beginning of year ...................   2,990,574           $  21.84                  --          $   --
Granted ..........................................   4,800,178              21.64           2,990,574           21.84
Exercised ........................................    (778,951)             18.25                  --              --
Cancelled ........................................     (51,009)             18.93                  --              --
                                                     ----------          --------           ---------          ------
Outstanding: end of year .........................   6,960,792           $  22.13           2,990,574         $ 21.84
                                                     ==========          ========           =========         =======

Exercisable at end of year .......................   1,717,309           $  26.48                  --         $    --
                                                     ==========          ========           =========         =======
Weighted average fair value of options
 granted during the year:
 Stock price equal to exercise Price .............   $   21.56                            $     25.60
 Stock price in excess of exercise price .........   $   31.68                            $     26.81
 Stock price less than exercise price ............   $   25.47                            $        --

     A summary of the Company's options as of December 31, 1999 follows:




                                              OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                             ------------------------------------------------------ -----------------------------
                                             WEIGHTED AVERAGE
                              NUMBER OF   REMAINING CONTRACTUAL   WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE
RANGE OF EXERCISE PRICE        OPTIONS         LIFE (YEARS)        EXERCISE PRICE     OPTIONS     EXERCISE PRICE
---------------------------- ----------- ----------------------- ------------------ ----------- -----------------
$3.67 to $8.89..............    452,500             8.0              $   3.76          107,500      $   4.03
$16.08 to $19.42............  3,943,225             8.7                 16.67          694,391         16.47
$20.45 to $29.14............  1,589,607             8.4                 28.47          475,994         27.87
$30.13 to $42.67............    788,027             9.2                 38.25          258,650         36.57
$48.05 to $67.48............    187,433             8.8                 59.85          180,774         60.18
                              ---------             ---              --------          -------      --------
$3.67 to $67.48.............  6,960,792             8.6              $  22.13        1,717,309      $  26.48
                              =========             ===              ========        =========      ========

12. BUSINESS SEGMENTS

     SFX classifies its operations into four major business segments in the live entertainment industry: music, theatrical, sports, and family entertainment and other. The music segment primarily consists of the promotion and production of live entertainment events, most significantly for concert and other music performances in venues owned (partially or entirely) and/or operated by SFX and in third party venues. The theatrical segment develops and manages touring Broadway shows and other theatrical productions and owns and operates theatrical venues. The sports segment acts as a full-service marketing and management company specializing in the representation of athletes, as well as promoting specialized motor sports events. The family entertainment and other segment primarily consist of the promotion and marketing of family-oriented events, marketing and consulting of local, regional and national live marketing programs, the subscription or fee based radio and music industry data compilation and distribution, the creation and distribution of network radio special events and live concert programming and merchandising at live events.

     The Company evaluates performance based on several factors, of which the primary financial measure is EBITDA, since this measure approximates the cash flow generated by each segment. EBITDA is defined as earnings before interest, taxes, minority interest, gains on sales of assets, non-cash and non-recurring charges and depreciation and amortization, including start-up and integration costs. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The segment performance for 1997 is not presented as the Company did not have operations other than the music segment during 1997.

                                                      YEAR ENDED DECEMBER 31, 1999 (IN THOUSANDS)
                                 -------------------------------------------------------------------------------------
                                                                              FAMILY
                                                                           ENTERTAINMENT
                                      MUSIC      THEATRICAL     SPORTS       AND OTHER      CORPORATE        TOTAL
                                 -------------- ------------ ------------ -------------- -------------- --------------
Revenues .......................  $   976,203    $ 289,671    $ 141,706      $ 276,775     $       --    $ 1,684,355
                                  ===========    =========    =========      =========     ==========    ===========
EBITDA .........................  $   118,693    $  31,924    $  33,281      $  21,644     $  (18,524)   $   187,018
Depreciation and amortization,
 including integration and
 start-up costs of $12,701 .....       77,669       14,368       24,313         18,295          7,938        142,583
Non-cash charges ...............           --           --           --             --          7,250          7,250
                                  -----------    ---------    ---------      ---------     ----------    -----------
Income (loss) from operations ..  $    41,024    $  17,556    $   8,968      $   3,349     $  (33,712)   $    37,185
                                  ===========    =========    =========      =========     ==========    ===========
Total assets ...................  $ 1,417,984    $ 568,705    $ 379,418      $ 188,998     $  393,768    $ 2,948,873
                                  ===========    =========    =========      =========     ==========    ===========


                                                    YEAR ENDED DECEMBER 31, 1998 (IN THOUSANDS)
                                ------------------------------------------------------------------------------------
                                                                            FAMILY
                                                                         ENTERTAINMENT
                                    MUSIC     THEATRICAL      SPORTS       AND OTHER      CORPORATE        TOTAL
                                ------------ ------------ ------------- -------------- -------------- --------------
Revenues ......................  $ 604,469    $ 150,970     $  24,899      $ 108,578     $       --    $   888,916
                                 =========    =========     =========      =========     ==========    ===========
EBITDA ........................  $  61,204    $  15,576     $   2,466      $  19,166     $  (11,194)   $    87,218
Depreciation and amortization,
 including integration and
 start-up costs of $2,406 .....     36,606        5,557         5,363          9,071          5,600         62,197
Non-cash and non-recurring
 charges ......................         --        5,600            --             --         34,051         39,651
                                 ---------    ---------     ---------      ---------     ----------    -----------
Income (loss) from operations .  $  24,598    $   4,419     $  (2,897)     $  10,095     $  (50,845)   $   (14,630)
                                 =========    =========     =========      =========     ==========    ===========
Total assets ..................  $ 841,139    $ 220,865     $ 134,810      $ 122,262     $   64,376    $ 1,383,452
                                 =========    =========     =========      =========     ==========    ===========

     The regional reporting for the year ended December 31, 1999 is summarized as follows (in thousands):





REGION                              REVENUES      LONG-LIVED ASSETS
------                           -------------   ------------------
North America ..............      $1,593,335         $1,972,805
Europe .....................          91,020            386,167
Other ......................              --              2,059
                                  ----------         ----------
Total ......................      $1,684,355         $2,361,031
                                  ==========         ==========

     The Company did not maintain operations outside of North America prior to the year ended December 31, 1999.

13.  INCOME TAXES


     The provisions for income taxes for the years ended December 31, 1999, 1998 and 1997 are summarized as follows (in thousands):




                                                                   1999             1998           1997
                                                              --------------   --------------   ----------
Income from continuing operations before taxes and
 extraordinary item:
Domestic ..................................................     $  (55,846)      $  (62,934)     $ 4,304
Foreign ...................................................           (457)              --           --
                                                                ----------       ----------      -------
(Loss) income before taxes and extraordinary item .........     $  (56,303)      $  (62,934)     $ 4,304
                                                                ==========       ==========      =======
Provision (benefit) for income taxes:
Current:
 Federal ..................................................     $      217       $       --      $    --
 State and local ..........................................          1,693            3,000          420
 Foreign ..................................................          1,880               --           --
                                                                ----------       ----------      -------
                                                                     3,790            3,000          420
                                                                ----------       ----------      -------
Deferred:
 Federal ..................................................         (2,734)              --           --
 State and local ..........................................            541               --           70
 Foreign ..................................................             --               --           --
                                                                ----------       ----------      -------
                                                                    (2,193)              --           70
                                                                ----------       ----------      -------
Total provision for income taxes ..........................     $    1,597       $    3,000      $   490
                                                                ==========       ==========      =======

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


     During the period January 1, 1998 through April 27, 1998 the Company was a member of the SFX Broadcasting consolidated federal income tax return. Subsequent to April 27,1998, the date of the Spin-Off, the Company filed separate tax returns. The Company has provided income taxes for all of 1999 and 1998 on a stand-alone basis.

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax asset and liabilities as of December 31, 1999 and 1998 are as follows (in thousands):




                                                                      1999             1998
                                                                 --------------   --------------
Deferred tax assets:
 Deferred compensation .......................................     $    2,528       $      783
 Accounts receivable .........................................            216               --
 Depreciation and amortization ...............................          5,364               --
 Deferred revenue ............................................          5,345            6,274
 Net operating loss carryforward .............................         15,330           16,010
                                                                   ----------       ----------
Total deferred tax asset .....................................         28,783           23,067
 Valuation allowance .........................................         (2,631)          (2,789)
                                                                   ----------       ----------
Total deferred tax asset, net of valuation allowance .........         26,152           20,278
Deferred tax liabilities:
 Assets acquired in business combinations ....................        (71,437)         (59,104)
 Other .......................................................           (118)              --
                                                                   ----------       ----------
Deferred tax liability .......................................     $  (45,403)      $  (38,826)
                                                                   ==========       ==========

     At December 31, 1999, 1998, and 1997 the tax provision differs from tax provided at the statutory federal income tax rate as follows (in thousands):




                                                             1999             1998           1997
                                                        --------------   --------------   ----------
       Statutory rate ...............................     $  (19,706)      $  (21,398)     $  1,463
       State taxes, net of federal benefit ..........          1,452            3,000           490
       Nondeductible stock compensation .............             --           11,513            --
       Minority interest ............................          2,106               --            --
       Goodwill amortization ........................         17,658            3,869           800
       Meals & entertainment ........................            667              175            20
       Effect of consolidated return loss ...........             --               --        (2,283)
       Valuation allowance ..........................         (1,270)           2,789            --
       Tax loss prior to Spin-Off ...................             --            3,052            --
       Other ........................................            690               --            --
                                                          ----------       ----------      --------
                                                          $    1,597       $    3,000      $    490
                                                          ==========       ==========      ========

     The Company made numerous acquisitions during 1999 and 1998. As a result of the purchase accounting for these acquisitions, the Company has recorded deferred taxes of $15.3 million and $59.1 million, respectively, associated with the excess of financial statement basis over the tax basis in the acquired assets.


     In conjunction with the Spin-Off, the Company paid approximately $109.7 million in tax of which approximately $90.2 million was recorded through equity and the remaining $19.5 million was recorded as a deferred tax asset. The deferred tax asset relates to basis differences in the assets received in the Spin-Off. In addition, SFX remains liable for certain tax indemnities. Management's estimates of the amount of the indemnity payment are based on assumptions which management believes are reasonable. However, such assumptions could be modified, including any potential tax audit adjustments, in a manner that would result in a significant variance in the actual amount of the tax indemnity. As of December 31, 1999, the Company has approximately $42.7 million of net operating loss ("NOL") carryforwards. The Company's NOL carryforwards will expire in the year 2019. The Company is currently reviewing whether these losses can be carried back to an earlier year for a refund of federal income taxes previously paid.

14. NON-CASH AND NON-RECURRING CHARGES

     In 1999, non-cash charges of $7.3 million consisted of (a) $3.3 million related to the issuance of stock options to certain executive officers pursuant to the employment agreements exercisable for an aggregate of 517,500 shares of Class A Common Stock; (b) $2.0 million related to the write off of a concert tour (c) $1.6 million related to the issuance of stock options, and (d) $400,000 related to other non-cash charges.

     In 1998, non-cash charges of $34.1 million consisted of (a) $23.9 million of compensation related to the sale of 975,000 shares of Class B Common Stock and 285,000 shares of Class A Common Stock at a purchase price of $1.33 per share to certain executive officers (Note 10), (b) $7.5 million associated with the issuance of 370,766 shares of Class A Common Stock to Mr. Robert F.X. Sillerman, Executive Chairman of the Company, in connection with the repurchase of shares of SFX Broadcasting issued to the sellers of the Meadows (Note 15);
(c) $2.4 million related to the issuance of stock options to certain executive officers pursuant to employment agreements exercisable for an aggregate of 528,750 shares of Class A Common Stock; and (d) $300,000 related to the deferred compensation plan for each non-employee director, adopted in January 1998, whereby each director was credited with the right to receive 8,183 shares of Class A Common Stock based upon a $3.67 stock price per share.

     In 1998, the non-recurring charges of $5.6 million consisted of certain deposits paid for the Ragtime and Showboat touring productions and certain related deferred expenses which, as a result of the Livent bankruptcy, were not recovered.


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


     Triathlon Fees

     Under the terms of an agreement to provide marketing services to Triathlon Broadcasting, Inc., until June 1, 2005, for an annual fee of $500,000, together with a refundable advance of $500,000 per year against fees earned in respect to consulting and of transactional investment banking services, the Company recorded fees of $132,000, $530,000 and $1,794,000 for the year ended December 31, 1999, 1998 and 1997, respectively. In 1999, Triathlon was acquired by a third party and ceased paying consulting fees.


     Meadows Repurchase

     In connection with the acquisition of the Meadows, SFX Broadcasting obtained an option to repurchase 370,766 shares of its Class A common stock for $8.2 million. Pursuant to the terms of the Broadcasting Merger Agreement, if the Meadows Shares were outstanding at the effective time of the Broadcasting Merger, working capital paid to SFX would be decreased by approximately $10.3 million. However, SFX Broadcasting was restricted from exercising the Meadows Repurchase by certain loan covenants and other restrictions.

     In January 1998, Robert F.X. Sillerman, the Executive Chairman of SFX, financed the $8.2 million exercise price of the Meadows Repurchase to offset the $10.3 million reduction to working capital. In consideration, Mr. Sillerman received the Class A shares in the Spin-Off.


16. DEFINED CONTRIBUTION PLAN


     The Company sponsors a 401(k) defined contribution plan in which most full-time employees are eligible to participate. The plan presently provides for discretionary employer contributions. During 1999 and 1998, each subsidiary maintained its own pension/profit sharing plan. The amounts charged to operations under these separate plans in 1999 and 1998 was approximately $1,543,000 and $627,870, respectively. There were no contributions in 1997.


17. LEASES


     The Company's leases primarily relate to venues, office space and land. The lease terms range from 1 to 38 years for operating leases and 1 to 49 years for capital leases. A number of the leases provide for escalating rent over the lease term. Rental expense on operating leases is recognized on a straight-line basis over the life of such leases. The majority of the amphitheater leases provide for contingent rentals, generally based upon a percentage of gross revenues, as defined in the respective lease agreements. Rental expense associated with operating leases for 1999, 1998 and 1997 was approximately $26,137,000, $19,496,000 and $2,753,000, respectively. Contingent rental expense associated with operating leases for 1999 and 1998 was approximately $5,887,000 and $4,282,000, respectively. There was no contingent rental expense for 1997. Interest rates on capital leases range form 6.5% to 14%.


     Minimum rental commitments on long-term capital and operating leases at December 31, 1999 are as follows (in thousands):




                                           OPERATING LEASES     CAPITAL LEASES
                                          ------------------   ---------------
       2000 ...........................        $  21,256           $ 3,546
       2001 ...........................           19,935             3,440
       2002 ...........................           18,005             3,033
       2003 ...........................           17,506             1,257
       2004 ...........................           15,426             1,257
       2005 and thereafter ............          179,136            23,878
                                               ---------           -------
                                               $ 271,264            36,411
                                               =========
       Less: Interest .................                             19,528
                                                                   -------
                                                                    16,883
       Less: Current portion ..........                              1,732
                                                                   -------
                                                                   $15,151
                                                                   =======

     On March 13, 2000, the Company entered into a lease agreement covering the Candler Tower, a 24 story building in New York. The bottom three floors will be subleased for retail uses. The balance of the building, consisting of approximately 180,000 square feet will be used as the Company's world headquarters. The lease is for a 20 year term with two consecutive 10 year options. The landlord has committed to contribute in excess of $7.0 million toward the tenant build-out work. In addition, the City and State of New York have committed to provide economic development benefits to the Company in connection with its initial and ongoing capital purchases.

18. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

     While the Company is involved in several lawsuits and claims arising in the ordinary course of business, the Company is not currently a party to any legal proceeding that management believes would have a material adverse effect on its business, financial position or results of operations.

     The Company has employment agreements and arrangements with its executive officers and certain management personnel. The agreements provide for various minimum annual base compensation packages with terms varying between 1-5 years, expiring on various dates, as well as insurance coverage and discretionary bonus clauses. The future minimum payments for all noncancelable employee agreements at December 31, 1999 are as follows (in thousands):




                                                     EMPLOYMENT
                                                     AGREEMENTS
                                                     -----------
                   2000 ........................     $ 32,757
                   2001 ........................       30,523
                   2002 ........................       26,694
                   2003 ........................       16,716
                   2004 ........................        6,975
                   2005 and thereafter .........           --
                                                     ---------
                   Total .......................     $113,665
                                                     =========

     Certain employment contracts, primarily those of the executive officers, contain provisions for payments in the event of a change in control, as defined in the employment agreements. In July 1999, SFX adopted an executive loan program which is intended to incentivize certain executives to enter into new employment agreements with the Company upon the expiration of their existing agreements. During the third quarter of 1999, the Company loaned certain senior executives $14.1 million pursuant to this plan. The loans, which bear interest at a rate of 6.0% per annum, are included in notes receivable from related parties and employees on the consolidated balance sheet. Under the terms of the loans, if any of the participants in the loan program enter into new long-term employment agreements with SFX, effective upon termination of the existing employment agreement, the participant's loan would be forgiven ratably over the term of the new employment agreement.

     On January 15, 2000, in connection with the renegotiation of employment agreements with members of the Company's senior management group, the Company issued fully-vested options to purchase an aggregate of 2,102,500 shares of the Company's Class A Common Stock at prices that were below the then-current market price, which will result in a non-cash compensation charge of $54.2 million in the first quarter of 2000. These options were issued as an inducement to cause each executive officer to enter into an amended long-term employment agreement. In addition, the Company forgave amounts due under the executive loan program of certain executives which will result in future charges in the Company's statement of operations.

     Pursuant to a real estate purchase agreement with the sellers of Oakdale Theater, the Company has agreed to purchase the land, building and improvements of the Oakdale Theater at the end of the Company's fifteen-year lease of the premises in June 2013 for $15.4 million. In June 1998, the Company extended an $11.4 million note receivable to the sellers which is secured by the property which has been recorded in notes receivable from related parties and employees in the accompanying consolidated balance sheet.

     The Company has committed to construct three new amphitheaters in the Seattle, Washington, Sacramento, California and the Albuquerque, New Mexico markets. SFX expects to spend an additional $46.5 million on these projects in 2000. In addition, the Company has committed to other capital projects totaling approximately $15.0 million in 2000. The committed capital expenditures do not include amounts that may be required for construction of major new venues, major renovations at existing venues or leasehold improvements that may be required at SFX's new world headquarters at the Candler Building.

     As of December 31, 1999, 1998 and 1997, outstanding letters of credit for $39,727,000, $2,597,000 and $1,110,000, respectively, were issued by banks on behalf of the Company as security for loans and the rental of theaters.


     In 1994, the Connecticut Development Authority ("CDA") entered into a non-recourse assistance agreement with the Company whereby the CDA provided grant funds of $8,863,000 for the construction and development of the Meadows through the issuance of State of Connecticut General Fund Obligation Bonds ("GFO Bonds"). The annual tax revenues derived from the operation of the amphitheater are utilized to satisfy the annual service requirements of the GFO Bonds. If the annual tax revenues are less than the annual service requirements, the Company must deposit the lesser of the operating shortfall, as defined, or 10.0% of the annual service requirements under the GFO Bonds. An operating shortfall has not existed since the inception of the CDA. The GFO Bonds mature on October 15, 2024 and have an average coupon rate of 6.33%.


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


     Pursuant to certain acquisition agreements certain sellers have the right to repurchase certain of the businesses sold to SFX.


20. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


     The following is a summary of the quarterly results of operations for the year ended December 31, 1999 (in thousands):




                                                                    1999 QUARTER
                                             -----------------------------------------------------------       YEAR ENDED
                                                  1ST            2ND             3RD             4TH        DECEMBER 31, 1999
                                             ------------   ------------   --------------   ------------   ------------------
Total revenue ............................    $ 276,121      $ 407,685       $  527,185      $ 473,364        $ 1,684,355
Gross profit .............................       27,030         55,702          100,430         22,380            205,542
(Loss) income before extraordinary
 item ....................................      (17,625)       (10,052)          15,245        (45,468)           (57,900)
Net (loss) income ........................      (17,625)       (10,052)          12,625        (45,338)           (60,390)
Net (loss) income per basic common
 share before extraordinary item .........    $   (0.55)     $   (0.20)      $     0.23      $   (0.70)       $     (1.06)
Extraordinary loss on early
 extinguishment of debt per basic
 common share ............................           --             --            (0.04)            --              (0.04)
                                              ---------      ---------       ----------      ---------        -----------
Net (loss) income per basic common
 share ...................................    $   (0.55)     $   (0.20)      $     0.19      $   (0.70)       $     (1.10)
                                              =========      =========       ==========      =========        ===========
Net (loss) income per dilutive
 common share before
 extraordinary item ......................    $   (0.55)     $   (0.20)      $     0.22      $   (0.70)       $     (1.06)
Extraordinary loss on early
 extinguishment of debt per dilutive
 common share ............................           --             --            (0.04)            --              (0.04)
                                              ---------      ---------       ----------      ---------        -----------
Net (loss) income per dilutive
 common share ............................    $   (0.55)     $   (0.20)      $     0.18      $   (0.70)       $     (1.10)
                                              =========      =========       ==========      =========        ===========

21. SUBSEQUENT EVENTS (UNAUDITED)


 2000 ACQUISITIONS


     In the first quarter of 2000, SFX completed the acquisitions of Speakers of Sport, which represents team sports athletes, primarily in professional baseball and the Electric Factory Concerts group of companies, the primary concert promoter in the Philadelphia, Pennsylvania area. The total consideration for these acquisitions was approximately $65.4 million. These acquisitions were financed through a portion of the proceeds of the August 1999 Equity Offering.


     See Note 2 regarding proposed merger with Clear Channel Communications,
Inc.

                             SFX ENTERTAINMENT, INC.
                 SCHEDULE I -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)




                                                            ADDITIONS       ADDITIONS
                                           BALANCE AT      CHARGED TO       CHARGED TO                          BALANCE AT
                                          BEGINNING OF      COSTS AND         OTHER                               END OF
DESCRIPTION                                   YEAR          EXPENSES         ACCOUNTS          DEDUCTIONS          YEAR
--------------------------------------   --------------   ------------   ---------------   -----------------   -----------
Allowance for Doubtful Accounts:
Year ended December 31, 1997 .........       $    --            --             --                   --           $    --
Year ended December 31, 1998 .........       $    --           216          1,646 (a)             (126) (b)      $ 1,736
Year ended December 31, 1999 .........       $ 1,736           686             --                   --           $ 2,422

----------
(a)  Represents amounts acquired in acquisitions.

(b)  Write-off of accounts receivable.

                                 EXHIBIT INDEX




 EXHIBIT NO.                                DESCRIPTION OF EXHIBIT
------------- -----------------------------------------------------------------------------------
 10.30        Second Amended and Restated Employment Agreement, by and between SFX Entertainment,
              Inc. and Brian E. Becker, dated as of December 13, 1999.
 10.31        Amended and Restated Employment Agreement between SFX Entertainment, Inc. and
              David Falk, dated as of January 1, 2000.
 10.32        Amended and Restated Employment Agreement between SFX Entertainment, Inc. and
              Robert F.X. Sillerman, dated as of January 15, 2000.
 10.33        Amended and Restated Employment Agreement between SFX Entertainment, Inc. and
              Michael G. Ferrel, dated as of January 15, 2000.
 10.34        Amended and Restated Employment Agreement between SFX Entertainment, Inc. and
              Thomas P. Benson, dated as of January 15, 2000.
 10.35        Amended and Restated Employment Agreement between SFX Entertainment, Inc. and
              Howard J. Tytel, dated as of January 15, 2000.
 10.53        Employment Agreement between SFX Entertainment, Inc. and Richard A. Liese, dated as of January 1, 2000.
 21.1         Subsidiaries of the Company
 23.1         Consent of Ernst & Young LLP
 27.1         Financial Data Schedule