Form 10-K/A
period 1999-12-31
SFX ENTERTAINMENT INC
filed 2000-04-28
CIK 1051253

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999
                       Commission File Number: 000-24017

                            ---------------------

                            SFX ENTERTAINMENT, INC.
            (Exact name of Registrant as Specified in its Charter)

                DELAWARE                            13-3977880
      (State or other Jurisdiction               (I.R.S. Employer
            of Incorporation)                   Identification No.)

     650 MADISON AVENUE, 16TH FLOOR
           NEW YORK, NEW YORK                          10022
(Address of Principal Executive Offices)             (Zip Code)

                                 (212) 838-3100
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
-------------------------------------------------------------------------------
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

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     This Form 10-K/A is being filed solely to include the information set forth in Part III of this Report, which was omitted from the original Form 10-K in accordance with applicable rules and regulations. The information contained in Parts I, II and IV of this Report has been included from the original Form 10-K filing and has not been updated to reflect events since the date of such filing.

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS




                                                                                           PAGE NUMBER
                                               PART I                                      OR REFERENCE
Item 1.      Business .................................................................          1
Item 2.      Properties ...............................................................         20
Item 3.      Legal Proceedings ........................................................         20
Item 4.      Submission of Matters to a Vote of Security Holders ......................         21
                                          PART II
Item 5.      Market for Registrant's Common Equity and Related Stockholder
             Matters ..................................................................         21
Item 6.      Selected Consolidated Financial Data of SFX ..............................         22
Item 7.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations ....................................................         23
Item 7A.     Quantitative and Qualitative Disclosure About Market Risk ................         43
Item 8.      Financial Statements and Supplementary Data ..............................         43
Item 9.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure .....................................................         43
                                         PART III
Item 10.     Directors and Executive Officers of the Registrant .......................         44
Item 11.     Executive Compensation ...................................................         48
Item 12.     Security Ownership of Certain Beneficial Owners and Management                     53
Item 13.     Certain Relationships and Related Transactions ...........................         56
                                          PART IV
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K ..........         60

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

     SFX operates in four major business segments within the live entertainment industry: music, theater, sports and family entertainment & other. The following table presents each division's percentage of SFX's total revenues for the year ended December 31, 1999:


                                            PERCENTAGE OF
SEGMENTS                                      REVENUES
----------------------------------------   --------------
  Music ................................         58.0%
  Theater ..............................         17.2
  Sports ...............................          8.4
  Family Entertainment & Other .........         16.4
                                                 ----
  Total ................................          100%
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

1999 ACQUISITIONS

     RZO

     On January 11, 1999, SFX acquired The RZO Companies, a group of companies involved in the promotion and production of international music concert tours and the music publishing business.

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

     SFX believes that it controls the largest network of venues used principally for music concerts in the United States. SFX wholly or partially owns and/or operates 83 music venues in 31 of the top 50 domestic markets, including 16 amphitheaters in the top 10 markets. See "-- Venues."

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

                                     U.S.                                                                             TOTAL
                                    MARKET  TYPE OF                                                                  SEATING
MARKET AND VENUE                   RANK(1)  VENUE                              SFX'S INTEREST                       CAPACITY
--------------------------------- --------- --------------- ---------------------------------------------------- --------------
Alamo Ballroom                              Club            50% interest in lease that expires December 31, 2002      1,700

Tropicana de Cache                          Club            50% interest in lease that expires December 31, 2002        325

Mario's ballroom                            Club            50% interest in lease that expires December 31, 2002        545

Noa Noa West                                Club            50% interest in lease that expires December 31, 2002      2,000

Palladium                                   Club            50% interest in lease that expires December 31, 2002        525

Adromenas                                   Club            50% interest in lease that expires December 31, 2002        N/A

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
Deer Creek Music Center                     Amphitheater   owned                                                  21,000

                                     U.S.                                                                       TOTAL
                                    MARKET  TYPE OF                                                            SEATING
MARKET AND VENUE                   RANK(1)  VENUE                            SFX'S INTEREST                    CAPACITY
--------------------------------- --------- -------------- -------------------------------------------------- ---------
Murat Theatre                               Theater and    50-year lease that expires August 31, 2045           2,700
                                            Ballroom
COLUMBUS:                            31
Polaris Amphitheater                        Amphitheater   owned                                               20,000

CHARLOTTE-GASTONIA-ROCK HILL:        32
Charlotte Blockbuster Pavilion              Amphitheater   owned                                               18,000

NASHVILLE:                           37
First American Music Center                 Amphitheater   owned                                               17,000

HARTFORD:                            39
Meadows Music Theater                       Amphitheater   facility owned; land leased for 40 years until      25,000
                                                           September 13, 2034
Oakdale Theater                             Theater        facility owned; 15-year land lease that expires      4,800
                                                           June 3, 2013 and SFX will purchase upon
                                                           expiration

ROCHESTER:                           43
Finger Lakes Amphitheater                   Amphitheater   year to year co-presentation agreement that         12,700
                                                           expires December 31, 1999
Harro East Theater                          Theater        exclusive booking agent that expires November 4,     1,050
                                                           2005

RALEIGH-DURHAM-CHAPEL HILL:          44
Alltel Pavilion at Walnut Creek             Amphitheater   40-year lease that expires October 31, 2030         20,000
 Amphitheater

WEST PALM BEACH-BOCA RATON:          48
Mars Music Amphitheater                     Amphitheater   lease that expires December 31, 2005                20,000
Royal Poinciana Playhouse                   Theater        6-year lease that expires October 31, 2004             878

LOUISVILLE:                          49
Palace Theatre                              Theatre        50% ownership                                        2,851

ALBANY:                              55
Saratoga Performing Arts Center             Amphitheater   exclusive management agreement and exclusive        25,000
                                                           booking rights for rock and contemporary

ALBUQUERQUE:                         62
Mesa Del Sol Centre (6)                     Amphitheater   sublease land, own improvements                     15,000

SPRINGFIELD:                         71
Tanglewood                                  Amphitheater   Exclusive booking agent                             13,802

RENO:                               124
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

BIRMINGHAM, ENGLAND:
Alexandra                                   Theater        Lease expires 2012                                   1,300

OXFORD, ENGLAND:
Apollo                                      Theater        Lease expires 2008                                   1,800
Old Fire Station                            Club           Lease expires 2000                                     200

LIVERPOOL, ENGLAND:
Empire                                      Theater        125-Year Lease                                       2,300

MANCHESTER, ENGLAND:
Manchester Opera House                      Theater        Owned                                                2,000

                                                                                             TOTAL
                                TYPE OF                                                     SEATING
MARKET AND VENUE                 VENUE                      SFX'S INTEREST                  CAPACITY
--------------------------- --------------- ---------------------------------------------- ---------
Manchester Palace Theater       Theater     Owned                                            2,000
Manchester Apollo Theater       Theatre     Owned                                            2,600
Tameside Hippodrome             Theater     Management agreement expires October 1, 2007     1,200

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

TORBAY, ENGLAND:
Princess Theater                Theater     Lease expires November 17, 2058                  1,400

EDINBURGH, SCOTLAND:
The Playhouse                   Theater     Owned                                            3,300

DUBLIN, IRELAND:
The Point                        Arena      50% interest in long-term lease                  9,000

CARDIFF, WALES:
International Arena             Theater     Management Agreement                             6,700

STOCKHOLM, SWEDEN:
Cirkus Theater                  Theater     owned/land leased                                1,600

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

REGULATORY MATTERS

     Because SFX relies on acquisitions of existing businesses and assets for much of its growth, restrictions imposed by local, state, federal and international regulatory, licensing, approval and permit requirements, including those relating to zoning, operation of public facilities, consumer protection and antitrust, will significantly affect its ability to acquire and operate its business and pursue its operating strategies. For example, the Federal Trade Commission and the Antitrust Division of the U.S. Department of Justice have the authority to challenge SFX's acquisitions on antitrust grounds before or after the acquisitions are completed. Each state or other jurisdiction in which SFX operates may also challenge an acquisition under state, federal or foreign antitrust laws as applicable. SFX may be unable to obtain the licenses, approvals and permits it requires from time to time, including approvals under the Hart-Scott-Rodino Act, to acquire and operate live entertainment businesses in accordance with its expansion strategy. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors."

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

                                                           CLASS A COMMON STOCK
                                                      -------------------------------
1998                                                        HIGH              LOW
----                                                  ----------------   ------------
   First Quarter, since February 18, 1998 .........       $  16.83         $  13.08
   Second Quarter .................................          30.58            16.67
   Third Quarter ..................................          36.67            17.96
   Fourth Quarter .................................          36.58            15.08


1999                                                        HIGH             LOW
----                                                  ----------------   ------------
   First Quarter ..................................       $  43.04         $  35.50
   Second Quarter .................................          46.58            35.54
   Third Quarter ..................................          51.67            30.63
   Fourth Quarter .................................          36.56            26.38

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

                                                                            Year Ended December 31,
                                                                       (in thousands, except share data)
                                                          Predecessor
                                                       1995          1996          1997            1998             1999
                                                    ----------   -----------   ------------   --------------   -------------
STATEMENT OF OPERATIONS DATA:
Revenue .........................................    $48,054      $ 50,886      $  96,653       $  888,916      $1,684,355
Operating expenses ..............................     47,178        50,686         83,417          790,504       1,478,813
Depreciation and amortization (1) ...............        750           747          5,431           62,197         142,583
Non-cash charges ................................         --            --             --           34,051           7,250
Non-recurring charges ...........................         --            --             --            5,600              --
Corporate expenses ..............................         --            --          2,206           11,194          18,524
                                                     -------      --------      ---------       ----------      ----------
Operating income (loss) .........................        126          (547)         5,599          (14,630)         37,185
Interest expense ................................       (144)          (60)        (1,590)         (50,759)       (100,825)
Other income, net ...............................        178           198            295            2,455           6,577
Gains on sales of assets, net ...................         --            --             --               --             760
                                                     -------      --------      ---------       ----------      ----------
Income (loss) before income taxes ...............        160          (409)         4,304          (62,934)        (56,303)
Income tax provision ............................        (13)         (106)          (490)          (3,000)         (1,597)
                                                     -------      --------      ---------       ----------      ----------
Income (loss) before extraordinary loss .........        147          (515)         3,814          (65,934)        (57,900)
Extraordinary loss, net of taxes ................         --            --             --               --          (2,490)
                                                     -------      --------      ---------       ----------      ----------
Net income (loss) ...............................    $   147      $   (515)     $   3,814       $  (65,934)     $  (60,390)
                                                     =======      ========      =========       ==========      ==========
Net income (loss) per basic and dilutive
 common share (2) ...............................                               $    0.18       $    (1.83)     $    (1.10)
OTHER OPERATING DATA:
EBITDA (3) ......................................    $   871      $    200      $  11,030       $   87,218      $  187,018
Cash provided by (used in):
Operating activities ............................    $  (453)     $  4,214      $   1,005       $   27,441      $   34,879
Investing activities ............................         --          (435)       (73,296)        (891,920)       (883,156)
Financing activities ............................       (216)       (1,431)        78,270          906,521       1,184,554
BALANCE SHEET DATA:
Current assets ..................................    $ 3,022      $  6,191      $  11,220       $  148,733      $  587,842
Property and equipment, net .....................      2,978         2,231         59,685          292,626         686,246
Goodwill, net ...................................         --            --         60,306          874,783       1,503,981
Total assets ....................................      6,037         8,880        146,942        1,383,452       2,948,873
Current liabilities .............................      3,138         7,973         22,437          163,414         361,678
Long-term debt ..................................         --            --         15,255          768,195       1,384,992
Temporary equity-stock subject to
 redemption (4) .................................         --            --             --           16,500          18,876
Stockholders' equity ............................      2,900           907        102,144          378,536       1,099,969

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

1998 ACQUISITIONS

     During 1998, SFX completed the following acquisitions (in thousands):

                                            CASH
                                       CONSIDERATION   VALUE OF     NUMBER
                              DATE      AND ASSUMED      STOCK    OF SHARES              BUSINESS
COMPANY                     ACQUIRED      DEBT (1)      ISSUED      ISSUED               SEGMENT
-------------------------- ---------- --------------- ---------- ----------- -------------------------------
Bill Graham Presents .....  2/24/98       $ 72,827     $  7,500       845    Music and Family Entertainment
                                                                             & Other
PACE and Pavilion ........  2/25/98        220,683       20,000     2,250    Music, Theatrical and Sports
Contemporary .............  2/27/98         82,702       16,200     1,894    Music and Family Entertainment
                                                                             & Other
Network ..................  2/27/98         59,145       16,239     1,284    Other
FAME .....................  6/4/98          85,491       35,960     1,500    Sports
Don Law ..................  7/2/98          92,195           --        --    Music
Magicworks ...............  9/11/98        115,740           --        --    Music, Theatrical and Family
                                                                             Entertainment & Other
Other acquisitions .......  Various        194,822       11,000       563    Music, Theatrical, Sports,
                                                                             Family Entertainment and Other
                                          --------     --------     -----
Total ....................                $923,605     $106,899     8,336
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

1999 ACQUISITIONS

     During 1999, SFX completed the following acquisitions (in thousands):

                                         CASH
                                    CONSIDERATION   VALUE OF     NUMBER
                           DATE      AND ASSUMED      STOCK    OF SHARES              BUSINESS
COMPANY                  ACQUIRED      DEBT (1)      ISSUED      ISSUED               SEGMENT
----------------------- ---------- --------------- ---------- ----------- -------------------------------
Cellar Door ...........  2/19/99      $  76,788     $ 20,000       519    Music
Nederlander ...........  3/16/99        126,423           --        --    Music
Marquee ...............  3/16/99         54,073       81,728     2,103    Sports
Livent ................  8/27/99        100,809           --        --    Theatrical
Apollo ................  9/17/99        218,942       37,472       980    Theatrical, Family
                                                                          Entertainment & Other
EMA Telstar ...........  10/4/99         27,857           --        --    Music
Mojo Works ............ 10/21/99         40,654           --        --    Music
Other Acquisitions ....  Various        175,422       15,745       397    Music, Theatrical, Sports,
                                                                          Family Entertainment and Other
                                      ---------     --------     -----
Total .................               $ 820,968     $154,945     3,999
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

     In the third quarter of 1999, SFX disposed of the operations of QBQ Entertainment, Inc, whose primary business is the representation of artists in the music industry as an agent. No gain or loss was recognized on the transaction. SFX does not have a management or ownership interest in the newly formed company. In connection with the disposition, as of December 31, 1999, SFX had loaned the newly formed company $7.2 million, which has been recorded as an other asset on the consolidated balance sheet. SFX also rendered advisory services to QBQ for which revenue of $1.0 million was recognized in 1999. The newly formed company is in the process of obtaining independent financing.

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

RESULTS OF OPERATIONS

     The operating performance of entertainment companies, such as SFX, is measured, in part, by their ability to generate EBITDA. Further, SFX uses EBITDA as the primary indicator of its operating performance and secondarily as a measure of liquidity. SFX defines "EBITDA" as earnings before interest, taxes, minority interest, gains on sales of assets, non-cash and non-recurring charges and depreciation and amortization, including integration and start-up costs. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principals ("GAAP"), SFX believes that the entertainment industry accepts EBITDA as a generally recognized measure of performance and analysts who report publicly on the performance of entertainment companies use EBITDA. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with GAAP. SFX believes that the operating performance of entertainment companies, such as SFX, is measured in part by their ability to generate EBITDA. Further, SFX uses EBITDA as its primary indicator of operating performance and as a measure of liquidity. EBITDA, as SFX calculates it, may not be comparable to calculations of similarly titled measures presented by other companies.

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

     Theatrical Revenue increased by $138.7 million to $289.7 million for the year ended December 31, 1999, compared to $151.0 million for the year ended December 31, 1998. EBITDA increased by $16.3 million to $31.9 million from $15.6 million. Operating income increased by $13.2 million to $17.6 million from $4.4 million. Approximately $116.0 million of the increase in revenue is the result of the inclusion of revenue from the operations of Apollo, Livent and certain acquisitions that were not owned for the full year in 1998 and approximately $22.7 million of the increase in revenue was the result of increased theatrical touring productions during 1999 in which SFX had a majority interest and, therefore, revenues were consolidated in SFX's financial statements. The increase in EBITDA reflected a $20.2 million contribution from operations of the theatrical segment acquisitions in 1999 offset by a $3.9 million decrease related to a stronger theatrical touring season in 1998. The increase in operating income of $13.2 million resulted from operations of the theatrical segment acquisitions and the increase in EBITDA, partially offset by increased depreciation and amortization expense related to the acquisitions.

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

     Non-cash compensation and other non-cash charges in 1998 totaled $34.1 million, consisting of:

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

     During 1999, SFX incurred $12.7 million of integration and start-up costs related primarily to the cost of implementing SFX's branding and ticketing strategy, new Internet initiatives, the opening of a themed exhibit and the write off of abandoned transaction costs. During 1998, SFX incurred $2.4 million of integration and start-up costs primarily relating to the cost of implementing SFX's national sponsorship program.

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

     Non-cash compensation and other non-cash charges in 1998 totaled $34.1 million, consisting of:

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

RECENT ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 2000 in accordance with Statement No. 137. Because of SFX's minimal use of derivatives, management does not anticipate that the adopting of the new statement will have a significant effect on earnings or the financial position of SFX.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     SFX has operations in Europe, Canada, Australia and Mexico. In the normal course of business, theses operations are exposed to fluctuations in currency values. Management does not consider the impact of currency fluctuations to represent a significant risk.

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Board of Directors manages the business of SFX. The Board conducts its business through meetings of the Board and its committees.

     Our by-laws authorize the Board to fix the number of directors from time to time. The number of directors of SFX is currently eleven. In addition, Mr. John J. Boyle is a non-voting observer to the Board. The non-voting observer has no authority to exercise the powers of a director in the management of SFX. All directors hold office until the next annual meeting of stockholders following their election or until successors are elected and qualified. Officers of SFX are elected annually by the Board and serve at the Board's discretion.

     Holders of shares of Class A Common Stock are entitled to elect two-sevenths (2/7) of the members of the Board by a separate class vote, without the participation of the holders of Class B Common Stock. In the election of the remaining members of the Board, the holders of Class A Common Stock and Class B Common Stock vote together as a single class, with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes.

     The following table sets forth information as to the directors and executive officers of SFX:

NAME                              AGE     POSITION
----                              ----    --------
Robert F.X. Sillerman ..........   52      Director, Executive Chairman and Member of the Office of
                                           the Chairman
Michael G. Ferrel ..............   51      Director, President, Chief Executive Officer and Member
                                           of the Office of the Chairman
Brian E. Becker ................   43      Director, Executive Vice President and Member of the
                                           Office of the Chairman
David Falk .....................   49      Director and Member of the Office of the Chairman
Howard J. Tytel ................   53      Director, Executive Vice President, General Counsel,
                                           Secretary and Member of the Office of the Chairman
Thomas P. Benson ...............   37      Director, Senior Vice President and Chief Financial Officer
Richard A. Liese ...............   49      Director, Senior Vice President and Associate General
                                           Counsel
D. Geoffrey Armstrong ..........   42      Director
James F. O'Grady, Jr. ..........   72      Director
Paul Kramer ....................   68      Director
Edward F. Dugan ................   65      Director
John D. Miller .................   55      Director
John J. Boyle ..................   64      Non-voting observer to Board of Directors

CERTAIN INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

     ROBERT F.X. SILLERMAN has served as the Executive Chairman, a Member of the Office of the Chairman and a director of SFX since its formation in December 1997. Mr. Sillerman also served as the Executive Chairman of SFX Broadcasting, from July 1, 1995 until the consummation of the SFX Broadcasting merger in May 1998. From 1992 through June 30, 1995, Mr. Sillerman served as Chairman of the board of directors and Chief Executive Officer of Broadcasting. Mr. Sillerman is Chairman of the board of directors and Chief Executive Officer of Sillerman Communications Management Company, Inc. ("SCMC"), a private company that makes investments in and provides financial consulting services to companies engaged in the media business. For the last twenty years, Mr. Sillerman has been a senior executive of and principal investor in numerous entities in the broadcasting business. In 1993, Mr. Sillerman became the Chancellor of the Southampton College of Long Island University.

     MICHAEL G. FERREL has served as the President, Chief Executive Officer, a Member of the Office of the Chairman and a director of SFX since its formation in December 1997. Mr. Ferrel also served as the

President, Chief Executive Officer and a director of Broadcasting from November 1996 until May 1998. Mr. Ferrel served as President and Chief Operating Officer of Multi-Market Radio, Inc., a wholly-owned subsidiary of Broadcasting ("MMR"), and a member of MMR's board of directors from MMR's inception in August 1992 until November 1996 when MMR was merged into a subsidiary of Broadcasting. Mr. Ferrel also served as Co-Chief Executive Officer of MMR from January 1994 to January 1996 and Chief Executive Officer of MMR from January 1996 until November 1996. From 1990 to 1993, Mr. Ferrel served as Vice President of Goldenberg Broadcasting, Inc., the former owner of radio station WPKX-FM, Springfield, Massachusetts, which was acquired by MMR in July 1993.

     BRIAN E. BECKER has served as an Executive Vice President, a Member of the Office of the Chairman and a director of SFX since the consummation of SFX's acquisition of PACE in February 1998. Mr. Becker has served as Chief Executive Officer of PACE since 1994 and as President of PACE in 1996. He first joined PACE as the Vice President and General Manager of PACE's theatrical division at the time of that division's formation in 1982, and subsequently directed PACE's amphitheater development efforts. He served as Vice Chairman of PACE from 1992 until he was named its Chief Executive Officer in 1994.

     DAVID FALK has served as a Member of the Office of the Chairman and a director of SFX since the consummation of SFX's acquisition of FAME. Mr. Falk serves as a director and as Chairman of SFX's sports group and several subsidiaries within SFX's sports group, which includes FAME. Mr. Falk, who has represented professional athletes for over twenty years, is presently a Director, Chairman and Chief Executive Officer of FAME, positions he has held since he founded FAME in 1992. Mr. Falk also serves as Chairman of the HTS Sports-a-Thon to benefit the Leukemia Society of America, is a member of the Executive Committee of the College Fund and is on the Board of Directors of the Juvenile Diabetes Foundation and Share the Care for Children.

     HOWARD J. TYTEL has served as an Executive Vice President, General Counsel, Secretary and a director of SFX since its formation in December 1997. In January 1999, Mr. Tytel was elected as a Member of the Office of the Chairman. Mr. Tytel also served as a director, General Counsel, Executive Vice President and Secretary of Broadcasting from 1992 until the consummation of the Broadcasting merger. Mr. Tytel is Executive Vice President, General Counsel and a director of SCMC. Mr. Tytel is a director and a founder of Marquee and a founder of Triathlon. For the last twenty-two years, Mr. Tytel has been associated with Mr. Sillerman in various capacities with entities operating in the broadcasting business. From 1993 to 1998, Mr. Tytel was Of Counsel to the law firm of Baker & McKenzie, which represents SFX on certain matters.

     THOMAS P. BENSON has served as a Senior Vice President since March 1999, and as the Vice President, Chief Financial Officer and a director of SFX since its formation in December 1997. Mr. Benson also served as the Chief Financial Officer and a director of Broadcasting, having served in such capacity from November 1996 until the consummation of the Broadcasting merger. Mr. Benson became the Vice President of Financial Affairs of Broadcasting in June 1996. He was the Vice President--External and International Reporting for American Express Travel Related Services Company from September 1995 to June 1996. From 1984 through September 1995, Mr. Benson worked at Ernst & Young LLP.

     RICHARD A. LIESE has served as a Senior Vice President since September 1998, and as a Vice President, Associate General Counsel and a director of SFX since its formation in December 1997. Mr. Liese also served as a director, Vice President and Associate General Counsel of Broadcasting, having served in such capacity from 1995 until the consummation of the Broadcasting merger. Mr. Liese has also been the Assistant General Counsel and Assistant Secretary of SCMC since 1988. In addition, from 1993 until April 1995, he served as Secretary of MMR.

     D. GEOFFREY ARMSTRONG has served as a director of SFX since its formation in December 1997. He served as an Executive Vice President of SFX from its formation until September 1998. Mr. Armstrong currently serves as Executive Vice President and Chief Financial Officer of AMFM, Inc. Mr. Armstrong also served as the Chief Operating Officer and an Executive Vice President of Broadcasting, having served in such capacity from November 1996 until the consummation of the Broadcasting merger. Mr. Armstrong served as a director of Broadcasting from 1993 until the consummation of the Broadcasting merger. Mr. Armstrong became the Chief Operating Officer of Broadcasting in June 1996 and the Chief

Financial Officer, Executive Vice President and Treasurer of Broadcasting in April 1995. Mr. Armstrong was Vice President, Chief Financial Officer and Treasurer of Broadcasting from 1992 until March 1995. He had been Executive Vice President and Chief Financial Officer of Capstar, a predecessor of Broadcasting, since 1989.

     JAMES F. O'GRADY, JR. has served as a director of SFX since its formation in December 1997. Mr. O'Grady also served as a director of Broadcasting from 1993 until the consummation of the Broadcasting merger. Mr. O'Grady has been President of O'Grady and Associates, a media brokerage and consulting company, since 1979. Mr. O'Grady was a director of Orange and Rockland Utilities, Inc. until 1999 and was a director of Video for Broadcast, Inc. from 1991 until 1999. Mr. O'Grady was the co-owner of Allcom Marketing Corp., a corporation that provides marketing and public relations services for a variety of clients from 1985 until 1992, and was Of Counsel to Cahill and Cahill, a law firm located in Brooklyn, New York, from 1986 until 1998. He also served on the Board of Trustees of St. John's University from 1984 to 1996, and has served as a director of The Insurance Broadcast System, Inc. since 1994.

     PAUL KRAMER has served as a director of SFX since its formation in December 1997, served as a director of Broadcasting from 1993 until the consummation of the Broadcasting merger and currently serves as a director of Nations Flooring, Inc. Mr. Kramer has been a partner in Kramer & Love, financial consultants specializing in acquisitions, reorganizations and dispute resolution, since 1994. From 1992 to 1994, Mr. Kramer was an independent financial consultant. Mr. Kramer was a partner in the New York office of Ernst & Young LLP from 1968 to 1992.

     EDWARD F. DUGAN has served as a director of SFX since its formation in December 1997. Mr. Dugan also served as a director of Broadcasting from November 1996 until the consummation of the Broadcasting merger. Mr. Dugan is President of Dugan Associates Inc., a financial advisory firm to media and entertainment companies, which he founded in 1991. Mr. Dugan was an investment banker with Paine Webber Inc., as a Managing Director, from 1978 to 1990, with Warburg Paribas Becker Inc., as President, from 1975 to 1978 and with Smith Barney Harris Upham & Co., as a Managing Director, from 1961 to 1975.

     JOHN D. MILLER served as Chairman of the Board of Triathlon from June 1995 until April 1999 when Triathlon was merged with a third party. He is founder and President of StarVest Management, Inc., a private investment group, and is currently on the board of directors of International Keystone Entertainment, Inc. Mr. Miller served as the President of Rothschild Ventures, Inc., a private investment group, from July 1995 to April 1998. Prior to that he was affiliated with Starplough, Inc. and the Clipper Group, private equity investment groups. Mr. Miller spent 24 years with various investment arms of The Equitable Life Assurance Society of the U.S., his last position being Chief Executive Officer and President of Equitable Capital Management Corp.

     JOHN J. BOYLE became a non-voting observer to the Board of Directors of SFX and the Chairman of SFX's Music Group upon closing of the Cellar Door acquisition. Mr. Boyle currently serves as the Chief Executive Officer and Chairman of the Board of Directors of Cellar Door. Mr. Boyle purchased Cellar Door in 1963, and has been in the concert promotion business for over thirty years.

BOARD COMMITTEES

Audit Committee

     The Audit Committee reviews and reports to the Board on various auditing and accounting matters, including the selection, quality and performance of SFX's internal and external accountants and auditors, the adequacy of its financial controls and the reliability of financial information reported to the public. The Audit Committee also reviews certain related-party transactions and potential conflict-of-interest situations involving officers, directors or stockholders of SFX. The members of the Audit Committee are Messrs. Kramer, O'Grady and Dugan. The Audit Committee met six times in 1999.

Compensation Committee

     The Compensation Committee reviews and makes recommendations with respect to certain SFX compensation programs and compensation arrangements with respect to certain officers, including Messrs. Sillerman, Ferrel, Becker, Falk, Tytel, Benson and Liese. The members of the Compensation Committee are Messrs. Kramer, O'Grady and Dugan, none of whom is a current or former employee or officer of Broadcasting or SFX. The Compensation Committee met two times in 1999.

Stock Option Committee

     The Stock Option Committee grants options, determines which employees and other individuals performing substantial services to SFX may be granted options and determines the rights and limitations of options granted under SFX's plans. The members of the Stock Option Committee are Messrs. Kramer, O'Grady and Dugan. The Stock Option Committee met four times in 1999.

SECTION 16(a) BENEFICIAL OWNERSHIP OF REPORTING COMPLIANCE

     Under the federal securities laws, SFX's directors, executive officers and ten percent stockholders are required to report to the Securities and Exchange Commission and the New York Stock Exchange (and until June 7, 1999, the Nasdaq Stock Market), by specific dates, transactions and holdings in SFX's common stock. Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no annual corrective filings were required for those persons, SFX believes that during fiscal year 1999 all these filing requirements were timely satisfied.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the annual and long-term compensation earned by the Executive Chairman and SFX's four other most highly compensated executive officers (the "Named Executive Officers") during 1999 and 1998. SFX did not pay any compensation to its executive officers in 1997.


                                     ANNUAL COMPENSATION         LONG-TERM COMPENSATION
                                  -------------------------   -----------------------------
                                                                                 SECURITIES
                                                                 RESTRICTED      UNDERLYING
                                                                   STOCK           OPTION
NAME AND POSITION                    SALARY(1)       BONUS     AWARDS ($)(2)     AWARDS (#)
-------------------------------   ---------------   -------   ---------------   -----------
ROBERT F.X. SILLERMAN             1999 $565,233       --            --           1,800,000
 Executive Chairman and           1998  291,667       --      $14,250,000          930,000
 Member of the Office of the
 Chairman

MICHAEL G. FERREL                 1999 $439,608       --            --             150,000
 President, Chief Executive       1998  204,167       --      $ 4,275,000          337,500
 Officer and Member of the
 Office of the Chairman

BRIAN E. BECKER                   1999 $341,087       --            --             175,001
 Executive Vice President and     1998  245,000       --            --             112,500
 Member of the Office of the
 Chairman

DAVID FALK                        1999 $312,210       --            --              45,000
 Chairman of SFX Sports           1998  183,750       --            --             150,000
 Holding, Inc. and
 Member of the Office of the
 Chairman

HOWARD J. TYTEL                   1999 $351,900       --            --             225,000
 Executive Vice President,        1998  175,000               $ 2,280,000          157,500
 General Counsel, Secretary
 and Member of the Office of
 the Chairman

----------
(1) SFX began compensating Messrs. Sillerman and Ferrel following Broadcasting's merger into another company on May 29, 1998. SFX began compensating Mr. Falk on June 4, 1998, upon SFX's acquisition of FAME. SFX began compensating Mr. Tytel on June 1, 1998. SFX began compensating Mr. Becker upon the consummation of the PACE acquisition, which occurred on February 25, 1998. See Item 13, "Certain Relationships and Related Transactions" for additional transactions between SFX and the Named Executive Officers.

(2) In connection with their entering into employment agreements in 1998, SFX awarded Mr. Sillerman 750,000 and Mr. Ferrel 225,000 restricted shares of Class B Common Stock and Mr. Tytel was awarded 120,000 restricted shares of Class A Common Stock. Each such individual paid $1.33 per share for such restricted stock. The closing price of Class A Common Stock, as reported on April 21, 1998, its first day of trading on the Nasdaq National Market, was $20.33 and the value of the purchased shares of restricted stock as of such date, less the amount paid for such shares, is reported in the table above. On December 31, 1999, the closing price of Class A Common Stock, as reported on the NYSE Composite Transaction Tape, was $36.19. On December 31, 1999, the value of the shares of restricted stock held by Messrs. Sillerman, Ferrel and Tytel, less the amount paid for such shares, was $26,145,000, $7,843,500 and $4,183,200, respectively.
      All calculations of the value of the restricted stock assumes that the shares of Class B Common Stock are equal in value to the shares of Class A Common Stock.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information with respect to each grant of stock options during 1999 to the Named Executive Officers.

                                                      % OF TOTAL
                                 NUMBER OF             OPTIONS
                                 SECURITIES            GRANTED      EXERCISE OR
                            UNDERLYING OPTIONS/     TO EMPLOYEES    BASE PRICE                        GRANT DATE
NAME                           GRANTED (#)(1)      IN FISCAL YEAR    ($/SHARE)   EXPIRATION DATE   PRESENT VALUE(2)
--------------------------- --------------------  ---------------- ------------ ----------------- -----------------
Robert F.X. Sillerman .....     1,800,000               42.6%        $ 16.08         10/8/08         $57,384,000
Michael G. Ferrel .........       150,000                3.6           16.08         10/8/08           4,782,000
Brian E. Becker ...........       100,001(3)             2.4           16.08         10/8/08           3,188,032
                                   75,000                1.8           16.08         10/8/08           2,391,000
David Falk ................        45,000                1.1           16.08         10/8/08           1,434,600
Howard J. Tytel ...........       112,500(3)             2.7           16.08         10/8/08           3,586,500
                                  112,500                2.7           16.08         10/8/08           3,586,500

----------
(1) Stock options granted by SFX to the Named Executive Officers in 1999 were approved by the Compensation Committee of the Board of Directors of SFX in October 1998, subject to the approval of the 1999 Stock Option Plan by SFX's stockholders in June 1999. The $16.08 exercise price represents the closing price of the Class A Common Stock as reported on the NYSE Composite Transaction Tape on the date of grant. Except as provided in footnote (3) below, the options generally vest over five years beginning on the first anniversary of their date of grant.

(2) The Black-Scholes option pricing model was chosen to estimate the grant date present value of the options set forth in this table. The following assumptions were made for purposes of calculating the Grant Date Present
      Value: volatility at 76.4%; expected option life of five years; and risk-free interest rate at 4.41%. Our use of this model should not be construed as an endorsement of its accuracy at valuing options. The figures given are not intended to forecast future price appreciation of the shares. The real value of the options in this table depends solely upon the actual performance of SFX stock during the applicable period.

(3)   These options vested entirely on their date of grant.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

     The following table sets forth, for each of the Named Executive Officers, certain information concerning the exercise of stock options during 1999, including the year-end value of unexercised options.


                                                                           NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                        SHARES                            UNDERLYING UNEXERCISED        IN-THE- MONEY OPTIONS
                                       ACQUIRED            VALUE         OPTIONS AT FY-END (#)(1)          AT FY-END ($)(1)
NAME                               ON EXERCISE (#)     REALIZED ($)     EXERCISABLE/UNEXERCISABLE     EXERCISABLE/ UNEXERCISABLE
-------------------------------   -----------------   --------------   ---------------------------   ---------------------------
Robert F.X. Sillerman .........       574,544         $7,922,537            24,206/2,171,777             $       0/40,152,471
Michael G. Ferrel .............          --                --                107,500/380,000              2,014,156/7,176,850
Brian E. Becker ...............          --                --                137,501/150,000              2,548,501/2,150,925
David Falk ....................          --                --                 159,000/36,000                1,446,593/732,870
Howard J. Tytel ...............          --                --                176,474/213,324              3,390,298/3,679,280

----------
(1) Calculated by determining the difference between the closing price of Class A Common Stock as reported on the NYSE Composite Transaction Tape on December 31, 1999 ($36.19) and the exercise price of the options.

COMPENSATION OF DIRECTORS

     Directors employed by SFX receive no compensation for attending meetings. Each non-employee director receives a fee of $1,500 for each Board meeting which he attends and is reimbursed for travel expenses. Each non-employee director who is also a member of a committee receives an additional $1,500 for each committee meeting he attends that is not held in conjunction with a Board meeting. If the committee meeting occurs in conjunction with a Board meeting, each committee member receives $500 for attending the committee meeting.

     In addition, SFX adopted a deferred compensation plan for the non-employee directors effective January 1, 1998. Pursuant to the plan, SFX pays each non-employee director a quarterly retainer of $7,500, at least one-half of which must be paid in shares of Class A Common Stock which are credited to a book-entry account maintained by SFX for each participant. In 1999, the Board, other than Messrs. Kramer, O'Grady and Dugan, also approved the issuance of stock options to purchase 7,500 shares of Class A Common Stock to each of Messrs. Kramer, O'Grady and Dugan. These options are fully vested and have an exercise price of $16.08 per share.

EMPLOYMENT CONTRACTS

     SFX has entered into employment agreements with each of its executive officers, which are described below:

Sillerman, Ferrel, Tytel and Benson Employment Agreements

     The amended and restated employment agreements, dated as of January 15, 2000, provide for annual base salaries of $625,000 for Mr. Sillerman, $525,000 for Mr. Ferrel, $400,000 for Mr. Tytel and $325,000 for Mr. Benson, increased annually by the greater of five percent or the rate of inflation. Each executive officer also may receive during his continued satisfactory performance of the employment agreement (a) a guaranteed cash bonus, and (b) an additional bonus to be determined annually in the discretion of the Board, on the recommendation of its compensation committee. Each employment agreement is for a term of five years from January 15, 2000, and unless terminated or not renewed by either party, the executive officer's employment will continue thereafter on a year-to-year basis on terms identical to those at the time of renewal. Each employment agreement includes a non-competition agreement between the executive officer and SFX which is operative during the term of the agreement, and for one year following termination or expiration of the agreement other than termination as a consequence of a change of control, or upon failure of certain other conditions within the control of SFX. In connection with entering into his amended and restated employment agreement, each executive agreed to forfeit his change of control stock options provided for under his previous employment agreement.

     If the executive officer is terminated by SFX without cause or if there is a constructive termination without cause, as such terms are defined in the respective employment agreements, the employment agreements provide the following payments to the executive officer:

    o  base salary through the date of termination;

    o base salary for the greater of three years following termination, or the remainder of the term; and

    o a bonus for the unexpired term, not less than the bonus paid in the first year of the agreement, multiplied by the unexpired term.

     In the event of a change in control of SFX, as such term is defined uniformly in each employment agreement (including, without limitation, consummation of the proposed Clear Channel merger), and in addition to the foregoing, all previously granted but unvested options to purchase SFX stock shall vest fully and remain exercisable for the full period of the initial grant or ten years, whichever is longer. In addition, upon a change of control, the executive officer is not required to continue his employment, and the post-employment non-competition provisions in the agreement no longer remain effective. The employment agreements further provide that SFX will indemnify the executive officer for taxes incurred if any change in control payments are deemed "parachute payments" under the Internal Revenue Code.

     As an inducement to cause each executive officer's entry into his amended and restated employment agreement, the Board, on the review and recommendation of the Compensation Committee, approved the issuance of stock options exercisable for shares of Class A Common Stock to such executive officers as follows: Mr. Sillerman received options to purchase 1,200,000 shares, of which 750,000 are exercisable at $3.67 per share and 450,000 are exercisable at $16.08 per share; Mr. Ferrel received options to purchase 400,000 shares, of which 250,000 are exercisable at $3.67 per share and 150,000 are exercisable at $16.08 per share; Mr. Tytel received options to purchase 390,000 shares, of which 250,000 are exercisable at $3.67 per share and 140,000 are exercisable at $16.08 per share; and, Mr. Benson received options to purchase 112,500 shares, of which 37,500 are exercisable at $3.67 per share and 75,000 are exercisable at $16.08 per share.

Becker Employment Agreement

     As a condition to execution of the PACE acquisition agreement, SFX entered into an employment agreement with Brian Becker, the Chief Executive Officer and President of PACE. The agreement had a term of five years that commenced on February 25, 1998. Pursuant to a second amended and restated employment agreement dated December 13, 1999 that replaced the original agreement, Mr. Becker is President and Chief Executive Officer of the worldwide Theatrical, Motor Sports and Family Entertainment businesses, as such terms are defined in the agreement, of SFX. Mr. Becker serves as a member of SFX's Office of the Chairman, an Executive Vice President, and Director of Operations of SFX and a director of each of PACE and SFX. During the term of his employment, Mr. Becker will receive a base salary of $375,000, increased annually by the greater of five percent or the rate of inflation. Mr. Becker will receive an annual incentive bonus to be determined annually in the discretion of the Board, on the recommendation of its Compensation Committee. Mr. Becker's employment agreement is for a term of five years, and unless terminated or not renewed by either party, the term will continue thereafter on a year-to-year basis on terms identical to those at the time of renewal.

     If Mr. Becker is terminated by SFX without cause or if there is a constructive termination without cause, as such terms are defined in the employment agreement, Mr. Becker will be entitled to receive the following payments:

    o  base salary through the date of termination;

    o base salary for the greater of three years following termination or the remainder of the term;

    o a bonus for the unexpired term not less than the bonus paid in the year before termination, multiplied by the unexpired term;

    o if the termination occurs during the initial five-year term, immediately vested options to purchase an amount equal to 166,667 shares of Class A Common Stock less the product of (i) 33,333 shares and (ii) the number of full years elapsed under the term of the employment agreement at an exercise price equal to the lowest exercise price of any stock option granted by SFX in the twelve months prior to termination; and

    o if the termination occurs after the initial five-year term, immediately vested exercisable options to purchase 33,333 shares of Class A Common Stock at an exercise price equal to the lowest exercise price of any stock option granted by SFX in the twelve months prior to termination.

     If Mr. Becker is terminated for any reason other than cause, or if there is a constructive termination without cause following a change in control of SFX, as such terms are defined in the employment agreement, in addition to the foregoing, Mr. Becker will receive immediately vested 10 year options to purchase 166,667 shares of Class A Common Stock exercisable at the lowest exercise price of any other options that Mr. Becker owns as of the date of the change of control; however, Mr. Becker will forfeit his right to receive the additional 166,667 options if he accepts a written offer to remain with the surviving company in an executive position. In addition, SFX has agreed to indemnify Mr. Becker for taxes incurred if any of the change of control payments are deemed "parachute payments" under the Internal Revenue Code.

     Mr. Becker's original employment agreement gave him a right of first refusal, subject to certain limitations, if SFX received a bona fide offer from a third party to purchase all or substantially all of either the theatrical or motor sports lines of business. If SFX sold either of PACE's theatrical or motor sports line of business, it agreed not to sell the other line of business before March 11, 2000. These provisions have been eliminated in Mr. Becker's amended and restated employment agreement.

Falk Employment Agreement

     In connection with the acquisition of FAME, on April 29, 1998, SFX entered into an employment agreement with David Falk. On January 1, 2000, the agreement was amended and restated. The agreement has a term of five years commencing April 29, 1998 and expiring April 29, 2003. Pursuant to the agreement, Mr. Falk is the Chairman of SFX Sports Holdings, Inc. and SFX Sports Group, Inc. and is a Member of the Office of Chairman of SFX and a director of SFX. The agreement provides for an annual base salary of $450,000, reviewed annually and increased by a minimum of 5% per year. In addition, SFX has agreed to make annual stock option grants to Mr. Falk to purchase at least 35,000 shares of Class A Common Stock during each year of his employment agreement. Each stock option shall have an exercise price equal to the closing price of the Class A Common Stock on the date of the grant. The options will fully vest on or before April 29, 2003 subject to a vesting schedule to be determined by the Board of Directors of SFX.

     SFX may terminate Mr. Falk's employment at any time with or without cause, as defined in the agreement. If the agreement is terminated for any reason other than a voluntary termination or termination for cause, then all stock options granted or to be granted pursuant to the agreement will immediately be granted, vest and become exercisable and SFX will be obligated to pay Mr. Falk his base salary and annual bonuses through the original term of the agreement, as well as certain additional benefits.

     In the event of a change in control, SFX will pay to Mr. Falk an amount equal to his salary for the period remaining from the date of the change in control until April 29, 2003. In addition, upon a change in control, all stock options granted to Mr. Falk will vest and become exercisable immediately. Further, the balance of the remaining stock options to be granted to Mr. Falk during the term of employment will be immediately granted and will also vest and become exercisable immediately.

     For one year following the termination of the employment agreement by Mr. Falk or termination by SFX for cause, as defined in the agreement, except in certain events, Mr. Falk has agreed that he will not compete with the business of FAME as conducted as of the closing date of the FAME acquisition or solicit any employees to leave SFX or its affiliates.

STOCK OPTION AND RESTRICTED STOCK PLANS

     SFX's stock option plans are administered by the Stock Option Committee. The purpose of the plans is to provide additional incentive to officers and employees of SFX. Each option granted under the plans will be designated at the time of grant as either an "incentive stock option" or a "non-qualified option." Under SFX's 1998 Stock Option and Restricted Stock Plan, as of March 31, 2000, options to purchase 2,990,574 shares of our outstanding Class A Common Stock were granted. No additional options may be granted under the 1998 Stock Option Plan. The exercise prices of these options range from $3.67 per share to $30.58 per share. Options granted under the 1998 Stock Option and Restricted Stock Plan vest and become exercisable at various times. All options vest and become immediately exercisable upon a change of control.

     Under SFX's 1999 Stock Option and Restricted Stock Plan, as of March 31, 2000, options to purchase 4,302,592 shares of our outstanding Class A Common Stock were granted. The exercise prices of these options range from $16.08 per share to $39.96 per share. Outstanding options granted under the 1999 Stock Option and Restricted Stock Plan vest and become exercisable at various times. All options vest and become immediately exercisable upon a change of control.

     In connection with the acquisition of Marquee, SFX assumed Marquee's outstanding stock options, warrants and stock appreciation rights ("SARs"). The terms and conditions of these securities generally remained unchanged except that the options and warrants became exercisable for shares of Class A Common Stock and the SARs became exercisable for cash based on the value of Class A Common Stock. In addition, the applicable exercise and strike prices for the securities were adjusted to reflect the terms of the merger. As of March 31, 2000, an aggregate of 284,388 options and warrants and 5,505 SARs assumed in connection with the Marquee merger remained outstanding. The exercise and strike prices of these securities ranged from $18.40 to $67.48 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Compensation Committee was, during the fiscal year ended December 31, 1999, an officer or employee of SFX or any of its subsidiaries. None of our executive officers served as a member of:

    o the compensation committee of another entity in which one of the executive officers of such entity served on our Compensation Committee;

    o the board of directors of another entity, one of whose executive officers served on our Compensation Committee; or

    o the compensation committee of another entity in which one of the executive officers of such entity served as a member of our Board.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding ownership of SFX's common stock as of March 31, 2000, by each Named Executive Officer, each director nominee, the directors and executive officers of SFX as a group and each person known by SFX to own beneficially more than 5% of any class of SFX's common stock.

                                                      CLASS A                           CLASS B
                                                   COMMON STOCK                      COMMON STOCK
                                          -------------------------------   -------------------------------
NAME AND ADDRESS OF                             NUMBER           PERCENT          NUMBER           PERCENT      % OF TOTAL
BENEFICIAL OWNER(1)                            OF SHARES        OF CLASS         OF SHARES        OF CLASS     VOTING POWER
---------------------------------------   ------------------   ----------   ------------------   ----------   -------------
Directors, and
 Named Executive Officers:
Robert F.X. Sillerman .................       7,166,963(2)         11.0%         2,286,253(2)        89.8%         32.9%
Michael G. Ferrel .....................         855,456(3)          1.3            259,304(3)        10.2           3.8%
Brian E. Becker .......................         865,539(4)          1.3                 --             --             *
David Falk ............................         646,500(5)          1.0                 --             --             *
Howard J. Tytel .......................       1,291,311(6)          2.0                 --             --             *
Thomas P. Benson ......................         185,500(7)            *                 --             --             *
Richard A. Liese ......................          11,850(8)            *                 --             --             *
D. Geoffrey Armstrong .................         333,699(9)            *                 --             --             *
John D. Miller ........................           1,416(10)          --                 --             --            --
James F. O'Grady, Jr. .................          41,591(11)           *                 --             --             *
Paul Kramer ...........................          39,001(12)           *                 --             --             *
Edward F. Dugan .......................          20,133(13)           *                 --             --             *
   All directors and executive officers
   as a group (12 persons) ............      11,458,959            16.9%         2,545,557          100.0%         36.7%
5% Stockholders:
Janus Capital Corporation(14)
 100 Fillmore Street
 Denver, Colorado 80206 ...............       8,160,611            12.7%                --             --           9.1%
Wellington Management Company,
 LLP(15)
  75 State Street
  Boston, Massachusetts 02109 .........       4,067,950             6.3%                --             --           4.5%
Capital Research and Management
Company(16)
 333 South Hope Street
 Los Angeles, CA 90071 ................       3,495,000             5.4%                --             --           3.9%

----------
*     Less than 1%

(1) Unless otherwise set forth above, the address of each stockholder is the address of SFX, which is 650 Madison Avenue, 16th Floor, New York, New York 10022. Pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the disposition of, a security, and a person is deemed to have "beneficial ownership" of any security that the person has the right to acquire within 60 days of March 31, 2000. Unless noted otherwise, information as to beneficial ownership is based on statements furnished to SFX by the beneficial owners, and stockholders possess sole voting and dispositive power with respect to shares listed on this table. As of March 31, 2000, there were issued and outstanding 64,251,092 shares of Class A Common Stock and 2,545,557 shares of Class B Common Stock.

(2) Includes 999,862 shares of Class A Common Stock held by the Sillerman Partnership, 355,179 shares of Class A Common Stock held by the Tomorrow Foundation, 59,015 shares of Class A Common Stock held by SCMC, and warrants to purchase an aggregate of 6,083 shares of Class A Common Stock and options to purchase an aggregate of 1,437,670 shares of Class A Common Stock held by Mr. Sillerman which are, or will become, exercisable within 60 days of March 31, 2000. Also includes 1,291,311 shares of Class A Common Stock beneficially owned by Mr. Tytel that Mr. Sillerman has the right to vote. Excludes options to purchase an aggregate of 1,958,313 shares of Class A Common Stock held by Mr. Sillerman which are not exercisable within 60 days of March 31, 2000.
      If the 2,286,253 shares of Class B Common Stock held by Mr. Sillerman were included in calculating his ownership of the Class A Common
      Stock, Mr. Sillerman would beneficially own 9,453,216 shares of Class
      A Common Stock, representing approximately 14.4% of the class. All shares of Class A and Class B Common Stock beneficially owned by Mr. Sillerman are subject to the terms of a Stockholder Agreement dated February 28, 2000 (the "Sillerman Stockholder Agreement") between Mr. Sillerman and Clear Channel. Pursuant to the Sillerman Stockholder Agreement, Mr. Sillerman is, among other things, required to vote his shares in favor of the proposed merger between SFX and a subsidiary of Clear Channel under certain circumstances. In addition, Mr. Sillerman may be required to forfeit a portion of the proceeds to be received by Mr. Sillerman in the event SFX completes an alternative sale transaction with another party following any termination of the proposed Clear Channel merger agreement.

(3) Includes options to purchase an aggregate of 585,000 shares of Class A Common Stock held by Mr. Ferrel which are, or will become, exercisable within 60 days of March 31, 2000. Excludes options to purchase an aggregate of 302,500 shares of Class A Common Stock held by Mr. Ferrel which are not exercisable within 60 days of March 31, 2000. If the 259,304 shares of Class B Common Stock held by Mr. Ferrel were included in calculating his ownership of Class A Common Stock, then Mr. Ferrel would beneficially own 1,114,759 shares of Class A Common Stock, representing approximately 1.7% of the class. All shares of Class A and Class B Common Stock beneficially owned by Mr. Ferrel are subject to the terms of a Stockholder Agreement dated February 28, 2000 (the "Ferrel Stockholder Agreement") between Mr. Ferrel and Clear Channel. Pursuant to the Ferrel Stockholder Agreement, Mr. Ferrel is, among other things, required to vote his shares in favor of the proposed merger between SFX and a subsidiary of Clear Channel under certain circumstances. In addition, Mr. Ferrel may be required to forfeit a portion of the proceeds to be received by Mr. Ferrel in the event SFX completes an alternative sale transaction with another party following any termination of the proposed Clear Channel merger agreement.

(4) Includes options to purchase an aggregate of 660,001 shares of Class A Common Stock held by Mr. Becker which are, or will become, exercisable within 60 days of March 31, 2000. Also includes 161,435 shares of Class A Common Stock held by the Becker Issue Trust for which Mr. Becker serves as trustee. Excludes options to purchase an aggregate of 127,500 shares of Class A Common Stock held by Mr. Becker which are not exercisable within 60 days of March 31, 2000.

(5) Includes options to purchase an aggregate of 159,000 shares of Class A Common Stock held by Mr. Falk which are, or will become, exercisable within 60 days of March 31, 2000. Excludes options to purchase an aggregate of 36,000 shares of Class A Common Stock held by Mr. Falk which are not exercisable within 60 days of March 31, 2000.

(6) Includes warrants to purchase an aggregate of 1,411 shares of Class A Common Stock and options to purchase an aggregate of 603,992 shares of Class A Common Stock held by Mr. Tytel which are, or will become, exercisable within 60 days of March 31, 2000. Excludes options to purchase an aggregate of 175,806 shares of Class A Common Stock held by Mr. Tytel which are not exercisable within 60 days of March 31, 2000. Mr. Tytel also has an economic interest in SCMC, which beneficially owns 59,015 shares of Class A Common Stock, although he lacks voting or dispositive power with respect to the shares beneficially held by SCMC. Mr. Sillerman has the right to vote all of the shares of Class A Common Stock beneficially owned by Mr. Tytel. All shares of SFX common stock beneficially owned by Mr. Tytel are subject to the terms of a Voting Agreement dated February 28, 2000 (the "Voting Agreement") between Mr. Tytel and Clear Channel. Pursuant to the Voting Agreement, Mr. Tytel is, among other things, required to vote his shares in favor of the proposed merger between SFX and a subsidiary of Clear Channel.

(7) Includes options to purchase an aggregate of 157,000 shares of Class A Common Stock held by Mr. Benson which are, or will become, exercisable within 60 days of March 31, 2000. Excludes options to purchase an aggregate of 83,000 shares of Class A Common Stock held by Mr. Benson which are not exercisable within 60 days of March 31, 2000. All shares of SFX common stock beneficially owned by Mr. Benson are subject to the terms of a Voting Agreement dated February 28, 2000 (the "Voting Agreement") between Mr. Benson and Clear Channel Communications, Inc. Pursuant to the Voting Agreement, Mr. Benson is, among other things, required to vote his shares in favor of the proposed merger between SFX and a subsidiary of Clear Channel.

(8) Includes options to purchase an aggregate of 7,650 shares of Class A Common Stock held by Mr. Liese which are, or will become exercisable within 60 days of March 31, 2000. Excludes options to purchase an aggregate of 15,600 shares of Class A Common Stock held by Mr. Liese which are not exercisable within 60 days of March 31, 2000.

(9) Includes options to purchase an aggregate of 62,000 shares of Class A Common Stock held by Mr. Armstrong which are, or will become, exercisable within 60 days of March 31, 2000. Excludes options to purchase an aggregate of 102,500 shares of Class A Common Stock held by Mr. Armstrong which are not exercisable within 60 days of March 31, 2000.

(10) Includes options to purchase an aggregate of 750 shares of Class A Common Stock held by Mr. Miller which are currently exercisable. Excludes options to purchase an aggregate of 3,000 shares of Class A Common Stock held by Mr. Miller which are not exercisable within 60 days of March 31, 2000.

(11) Includes options to purchase an aggregate of 11,250 shares of Class A Common Stock held by Mr. O'Grady which are currently exercisable. Excludes 539 shares credited to Mr. O'Grady's account in the deferred compensation plan for non-employee directors which shares are not deliverable to Mr. O'Grady within 60 days of March 31, 2000.

(12) Includes options to purchase an aggregate of 7,500 shares of Class A Common Stock held by Mr. Kramer which are currently exercisable. Excludes 539 shares credited to Mr. Kramer's account in the deferred compensation plan for non-employee directors which shares are not deliverable to Mr. Kramer within 60 days of March 31, 2000.

(13) Includes options to purchase an aggregate of 11,250 shares of Class A Common Stock held by Mr. Dugan which are currently exercisable. Excludes 8,459 shares credited to Mr. Dugan's account in the deferred compensation plan for non-employee directors which shares are not deliverable to Mr. Dugan within 60 days of March 31, 2000.

(14) We have been informed by Janus Capital Corporation ("Janus Capital") and Thomas H. Bailey, in a report on Schedule 13G dated January 10, 2000, that (a) Janus Capital is a registered investment adviser, (b) Janus Capital may be deemed to be the beneficial owner of the reported shares as a result of its role as investment adviser, (c) Mr. Bailey owns approximately 12.2% of Janus Capital and is the President and Chairman of the Board of Janus Capital, (d) Mr. Bailey may be deemed to have the power to exercise the voting and/or dispositive power that Janus Capital may have over the reported shares, (e) Janus Capital and Mr. Bailey disclaim beneficial ownership of the reported shares, and
      (f) neither Janus Capital nor Mr. Bailey has an economic interest in the reported shares.

(15) We have been informed by Wellington Management Company, LLP ("WMC"), in a report on Schedule 13G dated February 9, 2000, that (a) WMC is a registered investment adviser (b) WMC may be deemed to beneficially own the reported shares in its capacity as investment adviser, and (c) WMC does not have an economic interest in the reported shares.

(16) We have been informed by Capital Research and Management Company, in a report on Schedule 13G dated February 10, 2000, that (a) it is a registered investment adviser, (b) it is deemed to beneficially own the reported shares as a result of acting as investment adviser to various investment companies, and (c) it disclaims beneficial ownership of any of the reported shares.

PLEDGE OF COMMON STOCK BY MR. SILLERMAN

     Mr. Sillerman has pledged an aggregate of 2,170,118 of his shares of Class A Common Stock as collateral for a line of credit. He continues to be entitled to exercise voting and consent rights with respect to the pledged shares, with certain restrictions. However, if he defaults in the payment of any advances made to him under the line of credit, the bank will be entitled to sell the pledged shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AGREEMENTS PRIOR TO THE SPIN-OFF

     In January 1998, to retain the services of certain officers and directors of SFX and, if necessary, to facilitate Broadcasting's ability to pursue an alternative transaction to the SFX spin-off, as contemplated in the Broadcasting merger agreement, SFX reached an agreement with such individuals to waive the individuals' right to receive shares of SFX in the spin-off in return for the number of shares that were otherwise distributable in the spin-off or, in an alternative transaction, receive $4.20 in value of stock of the acquiring company or $4.20 in cash depending on the circumstances, for each share of Broadcasting common stock held by them or which they were entitled to receive. The amount of $4.20 was based on the value attributed to the Class A Common Stock in the fairness opinion obtained by Broadcasting in connection with the Broadcasting merger. If the spin-off were consummated, SFX was permitted to satisfy its obligations by delivering shares in connection with the spin-off. The following table sets forth the executive officers and directors who entered into such an agreement, along with the number of shares of Broadcasting common stock that they held or were entitled to receive:

              NAME                     SHARES OF SFX BROADCASTING
--------------------------------   ----------------------------------
Robert F.X. Sillerman ..........   1,989,372 of Class A Common Stock
                                   1,536,252 of Class B Common Stock
Michael G. Ferrel ..............   147,956 of Class A Common Stock
                                   34,304 of Class B Common Stock
Howard J. Tytel ................   372,923 of Class A Common Stock
Thomas P. Benson ...............   13,500 of Class A Common Stock
Richard A. Liese ...............   4,200 of Class A Common Stock
D. Geoffrey Armstrong ..........   242,700 of Class A Common Stock
James F. O'Grady, Jr. ..........   22,158 of Class A Common Stock
Paul Kramer ....................   23,883 of Class A Common Stock
Edward F. Dugan ................   8,883 of Class A Common Stock

In accordance with this agreement, SFX's obligations were deemed satisfied upon delivery of the shares in connection with the SFX spin-off. No cash payment was made.

ASSUMPTION OF EMPLOYMENT AGREEMENTS; CERTAIN CHANGE OF CONTROL PAYMENTS

     At the time of the consummation of the Broadcasting merger, SFX assumed all obligations under any employment agreement or arrangement between Broadcasting, or any of its subsidiaries, and any employee of SFX, including Messrs. Sillerman and Ferrel, other than obligations relating to Messrs. Sillerman's and Ferrel's change of control options and existing rights to indemnification. These assumed obligations included the obligations to make cash payments aggregating approximately $3.3 million to Mr. Sillerman, $1.5 million to Mr. Ferrel and $200,000 to Mr. Benson after the termination of their employment with Broadcasting following the Broadcasting merger. SFX has paid these amounts. In addition, SFX's assumed obligations including the duty to indemnify Messrs. Sillerman and Ferrel to the extent permitted by law for one-half of the cost of any excise tax that may be assessed against them for any change-of-control payments made to them by Broadcasting in connection with the Broadcasting merger.

INDEMNIFICATION OF MR. SILLERMAN

     On August 24, 1997, Mr. Sillerman entered into an agreement with Broadcasting, and the Broadcasting buyer to waive his right to receive indemnification, except to the extent covered by directors' and officers' insurance, from Broadcasting, its subsidiaries, the Broadcasting buyer and its subsidiaries for claims and damages arising out of the Broadcasting merger and related transactions. Mr. Sillerman's employment agreement with SFX provides that SFX will indemnify Mr. Sillerman for these claims and damages to the fullest extent permitted by law.

RELATIONSHIP BETWEEN HOWARD J. TYTEL AND BAKER & MCKENZIE

     Howard J. Tytel, who is the Executive Vice President, General Counsel, Secretary, Member of the Office of the Chairman and a director of SFX, was "Of Counsel" to the law firm of Baker & McKenzie from 1993 to May 31, 1998. During the time Mr. Tytel was associated with Baker & McKenzie he was compensated, in part, based on the legal fees which he generated, including the legal fees paid by SFX, Broadcasting, Marquee and other affiliates of Mr. Tytel and Mr. Sillerman. Baker & McKenzie agreed to a severance agreement with Mr. Tytel, which was not based on fees received by Baker & McKenzie. From April 27, 1998, the date of the spin-off, until May 31, 1998, the date that Mr. Tytel terminated his fee-based arrangement with Baker & McKenzie, SFX incurred and paid Baker & McKenzie approximately $1.5 million for legal services. SFX believes that this arrangement was as fair to SFX as any that could have been obtained from an unrelated party on an arms-length basis.

ARRANGEMENT BETWEEN ROBERT F.X. SILLERMAN AND HOWARD J. TYTEL

     Since 1978, Messrs. Sillerman and Tytel have been jointly involved in numerous business ventures, including SCMC, TSC, MMR, Triathlon, Marquee, Broadcasting and SFX. In consideration for certain services provided by Mr. Tytel in connection with those ventures, Mr. Tytel has generally received from Mr. Sillerman either a minority equity interest in the businesses, with Mr. Sillerman retaining the right to control the voting and disposition of Mr. Tytel's interest, or cash fees in an amount mutually agreed upon. Although Broadcasting did not compensate Mr. Tytel directly, except for ordinary fees paid to him in his capacity as a director, he receives compensation from TSC and SCMC, companies controlled by Mr. Sillerman, as well as from Mr. Sillerman personally, with respect to the services he provides to various entities affiliated with Mr. Sillerman, including Broadcasting. In 1997, these cash fees aggregated approximately $5.0 million. In connection with the consummation of the Broadcasting merger and certain related transactions, Mr. Tytel received 462,561 shares of SFX's Class A Common Stock, with Mr. Sillerman retaining the right to vote these shares, and cash fees from TSC, SCMC and Mr. Sillerman personally. Mr. Tytel has also granted Mr. Sillerman the right to vote all other shares of SFX Class A Common Stock beneficially owned by him.

TRIATHLON FEES

     SCMC, a corporation controlled by Mr. Sillerman and in which Mr. Tytel has an equity interest, had an agreement to provide consulting and marketing services to Triathlon, a publicly-traded company in which Mr. Sillerman was a significant stockholder. Under the terms of the agreement, SCMC agreed to provide consulting and marketing services to Triathlon until June 1, 2005 for an annual fee of $500,000, together with a refundable advance of $500,000 per year against fees earned in respect of transactional investment banking services. Triathlon paid fees of $3,000,000 for the year ended December 31, 1996, and fees of $1,794,000, $530,000 and $132,000 for the years ended December 31, 1997, 1998 and 1999, respectively. These fees vary above the minimum annual fee of $500,000 depending on the level of acquisition and financing activities of Triathlon. SCMC previously assigned its rights to receive fees payable under this agreement to Broadcasting. Pursuant to the terms of the distribution agreement, Broadcasting assigned its rights to receive these fees to SFX. All services provided by SCMC were provided by employees of SFX. On April 30, 1999, Triathlon was acquired by a third party and such party paid SFX $2.0 million in consideration for SFX's agreement to terminate the consulting and marketing agreement.

COMMON STOCK RECEIVED IN THE SPIN-OFF

     In the SFX spin-off, the holders of Broadcasting's Class A Common Stock, Series D preferred stock and warrants, upon exercise, received shares of SFX's Class A Common Stock, whereas Messrs. Sillerman and Ferrel, as the holders of Broadcasting's Class B Common Stock, which is entitled to ten votes per share on most matters, received shares of SFX's Class B Common Stock. Class A Common Stock and Class B Common Stock have similar rights and privileges, except that the Class B Common Stock has greater voting rights. The issuance of the Class B Common Stock in the spin-off was intended to preserve Messrs. Sillerman's and Ferrel's relative voting power after the spin-off. Mr. Sillerman currently holds approximately 32.9% of the combined voting power of SFX, and Messrs. Sillerman and Ferrel control approximately 36.7% of the combined voting power of SFX. Accordingly, Mr. Sillerman, alone and together with SFX's current directors and executive officers, will generally be able to control the outcome of the votes of the stockholders on most matters. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."

     In addition, in August 1997, the board of directors of Broadcasting approved amendments to certain warrants to purchase an aggregate of 900,000 shares of Broadcasting's Class A common stock. The warrants were held by SCMC, an entity controlled by Mr. Sillerman. The amendments memorialized the original intent of the directors of Broadcasting that SCMC receive the aggregate number of shares of Class A Common Stock that it would have received if it had exercised the warrants immediately before the spin-off. Because of these amendments, SCMC received 900,000 shares of Class A Common Stock in the spin-off.

ISSUANCE OF STOCK TO HOLDERS OF SFX BROADCASTING'S OPTIONS AND SARS

     On April 27, 1998, SFX issued 784,412 shares of its Class A Common Stock to holders as of the spin-off record date of the stock options or SARs of Broadcasting, whether or not vested. SFX also issued 487,500 shares of Class A Common Stock to Mr. Sillerman and 105,000 shares of Class A Common Stock to Mr. Ferrel with respect to options issuable under their employment agreements with Broadcasting. In addition, SFX issued 487,500 shares of its Class A Common Stock to Mr. Sillerman and 45,000 shares of SFX Class A Common Stock to Mr. Ferrel, which corresponded to change-of-control options of Broadcasting that they waived in connection with the Broadcasting merger. The issuances were made in consideration for past services to SFX and to allow holders of such options and SARs to participate in the spin-off in a manner similar to holders of Broadcasting's Class A Common Stock. Additionally, many of the option and SAR holders are officers, directors or employees of SFX. The members of the Board, other than Messrs. Becker and Falk, received an aggregate of 1,275,719 shares pursuant to such issuances.

MEADOWS REPURCHASE

     In connection with the acquisition of Meadows Music Theater, Broadcasting obtained an option, as subsequently amended, to repurchase 370,766 shares of its Class A Common Stock (the "Meadows

Shares") for an aggregate purchase price of $8.2 million. Pursuant to the terms of the Broadcasting merger agreement, if the Meadows Shares were outstanding at the effective time of the Broadcasting merger, the amount of working capital which SFX would receive in connection with its spin-off from Broadcasting would be decreased by approximately $10.3 million. However, Broadcasting was restricted from exercising the Meadows Repurchase by certain loan covenants and other restrictions.

     In January 1998, Mr. Sillerman committed to finance the $8.2 million exercise price of the Meadows Repurchase in a transaction structured to offset the $10.3 million reduction to SFX's working capital. In consideration for his commitment, the board of directors of Broadcasting agreed that Mr. Sillerman would receive approximately the number of shares of Class A Common Stock to be issued in the spin-off with respect to the Meadows Shares. Broadcasting received a fairness opinion with respect to the transaction and the transaction was approved by Broadcasting's board of directors, including the independent directors.

LOANS TO CERTAIN EXECUTIVE OFFICERS

     In July 1999, the Compensation Committee of the Board of Directors approved the making of loans aggregating $12.7 million to certain executive officers of SFX and a loan in the amount of $2.0 million to another employee of SFX. Under the loan program, Mr. Sillerman received a loan of $10.0 million, Mr. Ferrel received a loan of $900,000, and Messrs. Becker, Tytel and Benson each received a loan of $600,000. In connection with amended and restated employment agreements entered into by the Company and each of the loan recipients, the loans were forgiven in January 2000. SFX recorded a charge in the first quarter of 2000 of approximately $14.9 million, including approximately $200,000 of related payroll taxes, to reflect the forgiveness of the loans.

SETTLEMENT OF FAME EARN-OUT

     In February 2000, SFX paid $7.0 million to David Falk in full satisfaction of certain deferred consideration obligations owed by SFX to Mr. Falk arising from the purchase of Falk Associates Management Enterprises in June 1998. Mr. Falk is a Member of the Office of the Chairman and is the Chairman of the SFX Sports Group.

INTERESTS OF CERTAIN PERSONS IN THE PROPOSED CLEAR CHANNEL MERGER

     Under the merger agreement with Clear Channel, the holders of SFX Class B Common Stock are entitled to receive higher per share consideration for their shares than holders of SFX Class A Common Stock. The only two holders of Class B Common Stock are Mr. Sillerman, Executive Chairman and Member of the Office of the Chairman, and Mr. Ferrel, President, Chief Executive Officer and Member of the Office of the Chairman. In addition, in the event the merger is consummated, certain of SFX's executive officers will receive benefits under their employment agreements with SFX. See Item 11, "Executive Compensation."

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits

(a-1 and a-2) Consolidated Financial Statements, See Index to Consolidated Financial Statements and Schedule which appears on F-1 herein.

EXHIBIT
NO.        DESCRIPTION OF EXHIBIT
-------    ----------------------
  2.1      Distribution Agreement between SFX Entertainment, SFX Broadcasting and SFX Buyer
           (incorporated by reference to Amendment No. 1 to Form S-1 (File No. 333-50079) filed with the
           SEC on May 5, 1998)
  2.2      Amended and Restated Tax Sharing Agreement between SFX Entertainment, SFX Broadcasting and SBI Holding Corporation (incorporated by reference to Amendment No. 1 to Exhibit 1.1 to
           Current Report on Current Report Form 8-K (File No. 000-24017) filed with the SEC on June 3,
           1998)
  2.3      Employee Benefits Agreement between SFX Entertainment and SFX Broadcasting (incorporated by reference to Amendment No. 1 to Form S-1 (File No. 333-50079) filed with the SEC on May 5,
           1998)
  2.4      Amendment No. 1 to Distribution Agreement among SFX Entertainment, Inc., SFX Broadcasting,
           Inc. and SBI Holding Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K (File
           No. 000-24017) filed with the SEC on June 3, 1998)
  3.1      Amended and Restated Certificate of Incorporation of SFX Entertainment (incorporated by reference to Amendment No. 1 to Form S-1 (File No. 333-50079) filed with the SEC on May 5,
           1998)
  3.2      Bylaws of the SFX Entertainment (incorporated by reference to Amendment No. 2 to Form S-1
           (File No. 333-43287) filed with the SEC on February 2, 1998)
  3.3      Amendment No. 1 to the Bylaws of SFX Entertainment (incorporated by reference to Annual
           Report on Form 10-K (File No. 333-72221) filed with the SEC on April 1, 1999)
  4.1      Indenture, dated February 11, 1998, by and among SFX Entertainment, certain of its subsidiaries and Chase Manhattan Bank (incorporated by reference to Exhibit 4.1 to Current Report on Form
           8-K of SFX Broadcasting (File No. 000-22486) filed with the SEC on February 18, 1998)
  4.2      Indenture, dated November 25, 1998, by and among SFX Entertainment, certain of its subsidiaries and Chase Manhattan Bank (incorporated by reference to Exhibit 4.2 to Registration
           Statement on Form S-4 (File No. 333-71195) filed with the SEC on January 26, 1999)
  4.3      Registration Rights Agreement, dated as of November 25, 1998, relating to the 9 1/8% Senior
           Subordinated Notes due December 1, 2008 (incorporated by reference to Exhibit 4.3 to
           Registration Statement on Form S-4 (File No. 333-71195) filed with the SEC on January 26, 1999)
  4.4      Supplemental Indenture No. 14 dated July 20, 1999, by and among SFX certain of its subsidiaries and The Chase Manhattan Bank (incorporated by reference on Form 10-Q for the fiscal quarter ended June 30, 1999)
  4.5      Supplemental Indenture No. 3 dated July 20, 1999, by and among SFX of its subsidiaries and The
           Chase Manhattan Bank (incorporated by reference to 10-Q for the fiscal quarter ended June 30,
           1999) (File No. 001-14993) filed with the SEC on August 3, 1999)

EXHIBIT
NO.         DESCRIPTION OF EXHIBIT
---------   ----------------------
  10.1      Agreement and Plan of Merger and Asset Purchase Agreement, dated as of December 10, 1997, by and among SFX Entertainment, Inc., Contemporary Investments Corporation, Contemporary
            Investments of Kansas, Inc., Continental Entertainment Associates, Inc., Capital Tickets, LP,
            Dialtix, Inc., Contemporary International Productions Corporation, Steven F. Schankman Living
            Trust, dated 10/22/82, Irving P. Zuckerman Living Trust, dated 11/24/81, Steven F. Schankman and
            Irving P. Zuckerman (incorporated by reference to Registration Statement on Form S-1 (File No.
            333-43287) filed with the SEC on December 24, 1997)
  10.2      Stock Purchase Agreement, dated as of December 11, 1997, among each of the shareholders of
            BGP Presents, Inc. and BGP Acquisitions, LLC (incorporated by reference to Registration
            Statement on Form S-1 (File No. 333-43287) filed with the SEC on December 24, 1997)
  10.3      Stock and Asset Purchase Agreement, dated December 2, 1997, between and among SFX
            Network Group, L.L.C. and SFX Entertainment, Inc., and Elias N. Bird, individually and as
            Trustee under the Bird Family Trust u/d/o 11/18/92, Gary F. Bird, individually and as Trustee under the Gary F. Bird Corporation Trust u/d/o 2/4/94, Stephen R. Smith, individually and as
            Trustee under the Smith Family Trust u/d/o 7/17/89, June E. Brody, Steven A. Saslow and The
            Network 40, Inc. (incorporated by reference to Registration Statement on Form S-1 (File No.
            333-43287) filed with the SEC on December 24, 1997)
  10.4      Purchase and Sale Agreement, dated as of December 15, 1997, by and among Alex Cooley, S.
            Stephen Selig, III, Peter Conlon, Southern Promotions, Inc., High Cotton, Inc., Cooley and
            Conlon Management, Inc., Buckhead Promotions, Inc., Northern Exposure, Inc., Pure Cotton,
            Inc., Interfest, Inc., Concert/Southern Chastain Promotions Joint Venture, Roxy Ventures Joint
            Venture and SFX Concerts, Inc. (incorporated by reference to Registration Statement on Form
            S-1 (File No. 333-43287) filed with the SEC on December 24, 1997)
  10.5      Stock Purchase Agreement, dated as of December 12, 1997 by and between Pace Entertainment
            Corporation and SFX Entertainment, Inc. (incorporated by reference to Registration Statement on Form S-1 (File No. 333-43287) filed with the SEC on December 24, 1997)
  10.6      Agreement and Plan of Merger, dated as of August 24, 1997, as amended on February 9, 1998, among SFX Buyer, SFX Buyer Sub and SFX Broadcasting, Inc. (composite version) (incorporated by reference to Annex A of SFX Broadcasting, Inc.'s Definitive Proxy Statement (File No.
            000-22486) filed with the SEC on February 17, 1998)
  10.7      Partnership Formation Agreement, dated as of January 22, 1988, by and among MCA Concerts
            II, Inc. and Pace Entertainment Group, Inc. (incorporated by reference to Amendment No. 1 to
            Form S-1 (File No. 333-43287) filed with the SEC on January 22, 1998)
  10.8      Lease and Use Agreement, dated as of December 9, 1987, by and between City of Dallas and
            Pace Entertainment Group, Inc. (incorporated by reference to Amendment No. 1 to Form S-1
            (File No. 333-43287) filed with the SEC on January 22, 1998)
  10.9      Agreement, dated as of October 10, 1988, by and between the City of Atlanta and MCA
            Concerts, Inc. (incorporated by reference to Amendment No. 1 to Form S-1 (File No. 333-43287)
            filed with the SEC on January 22, 1998)
  10.10     Amended Indenture of Lease, February 2, 1984, by and between the City of Atlanta and
            Filmworks U.S.A., Inc. (incorporated by reference to Amendment No. 1 to Form S-1 (File No.
            333-43287) filed with the SEC on January 22, 1998)
  10.11     Amendment to Lease Agreement, dated as of October 10, 1988, between the City of Atlanta,
            Georgia and Filmworks U.S.A., Inc. (incorporated by reference to Amendment No. 1 to Form
            S-1 (File No. 333-43287) filed with the SEC on January 22, 1998)

EXHIBIT
NO.          DESCRIPTION OF EXHIBIT
--------     ----------------------
  10.12      Agreement Regarding Sublease, dated as of January 20, 1988, by and between Filmworks U.S.A.,
             Inc. and MCA Concerts, Inc. (incorporated by reference to Amendment No. 1 to Form S-1 (File
             No. 333-43287) filed with the SEC on January 22, 1998)
  10.13      First Amendment to Sublease, dated as of January 21, 1988, between Filmworks U.S.A., Inc. and
             MCA Concerts, Inc. (incorporated by reference to Amendment No. 1 to Form S-1 (File No.
             333-43287) filed with the SEC on January 22, 1998)
  10.14      Second Amendment to Sublease, dated as of April 19, 1988, between Filmworks U.S.A., Inc. and
             MCA Concerts, Inc. (incorporated by reference to Amendment No. 1 to Form S-1 (File No.
             333-43287) filed with the SEC on January 22, 1998)
  10.15      Third Amendment to Sublease, dated as of September 15, 1988, between Filmworks U.S.A., Inc.
             and MCA Concerts, Inc. (incorporated by reference to Amendment No. 1 to Form S-1 (File No.
             333-43287) filed with the SEC on January 22, 1998)
  10.16      Memorandum of Agreement, dated as of October 10, 1988, by and between the City of Atlanta and MCA Concerts, Inc. (incorporated by reference to Amendment No. 1 to Form S-1 (File No.
             333-43287) filed with the SEC on January 22, 1998)
  10.17      Assignment of Sublease, dated as of June 15, 1989, by Filmworks U.S.A., Inc. and MCA Concerts,
             Inc. (incorporated by reference to Amendment No. 1 to Form S-1 (File No. 333-43287) filed with the SEC on January 22, 1998)
  10.18      Assignment of Sublease, dated as of June 23, 1989, by Filmworks U.S.A., Inc. and MCA Concerts,
             Inc. (incorporated by reference to Amendment No. 1 to Form S-1 (File No. 333-43287) filed with the SEC on January 22, 1998)
  10.19      Assignment of Agreement, dated as of June 15, 1989, by the City of Atlanta and MCA Concerts,
             Inc. (incorporated by reference to Amendment No. 1 to Form S-1 (File No. 333-43287) filed with the SEC on January 22, 1998)
  10.20      Assignment of Agreement, dated as of June 23, 1989, by the City of Atlanta and MCA Concerts,
             Inc. (incorporated by reference to Amendment No. 1 to Form S-1 (File No. 333-43287) filed with the SEC on January 22, 1998)
  10.21      1998 Stock Option and Restricted Stock Plan of the Company (incorporated by reference to
             Form S-8 (File No. 333-58737) filed with the SEC on July 9, 1998)
  10.22      Credit and Guarantee Agreement, dated as of February 26, 1998, by and among SFX
             Entertainment, the Subsidiary Guarantors party thereto, the Lenders party thereto, Goldman
             Sachs Partners, L.P., as co-documentation agent, Lehman Commercial Paper, Inc., as co-
             documentation agent and The Bank of New York, as administrative agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 333-43287) filed with the SEC on March 10, 1998)
  10.23      Increase Supplement to the Credit and Guarantee Agreement, dated as of September 10, 1998, by and among SFX Entertainment, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, Goldman Sachs Partners, L.P., as co-documentation agent, Lehman Commercial
             Paper, Inc., as co-documentation agent and The Bank of New York, as administrative agent
             (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 000-24017) filed with the SEC on September 22, 1998)

EXHIBIT
NO.        DESCRIPTION OF EXHIBIT
--------   ----------------------
 10.24     Amendment to the Credit and Guarantee Agreement, dated as of November 20, 1998, by and among SFX Entertainment, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, Goldman Sachs Partners, L.P., as co-documentation agent, Lehman Commercial Paper,
           Inc., as co-documentation agent and The Bank of New York, as administrative agent (incorporated by reference to Exhibit 10.24 to Registration Statement on Form S-4 (File No. 333-71195) filed with the SEC January 26, 1999)
 10.25     Purchase Agreement, dated November 25, 1998, relating to the 9 1/8% Senior Subordinated Notes due December 1, 2008 of SFX Entertainment, Inc., by and among SFX Entertainment, Inc.,
           Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., BancBoston Robertson Stephens
           Inc. and BNY Capital Markets, Inc. (incorporated by reference to Exhibit 10.25 to Registration
           Statement on Form S-4 (File No. 333-71195) filed with the SEC January 26, 1999)
 10.26     Amendment No. 2 to Agreement and Plan of Merger among SBI Holdings Corporation, SBI
           Radio Acquisition Corporation and SFX Broadcasting, Inc., dated March 9, 1998 (incorporated by reference to Annual Report on Form 10-K (File No. 333-43287) filed with the SEC on
           March 18, 1998)
 10.27     Stock Purchase Agreement, dated as of April 29, 1998, among SFX Sports Group, Inc., SFX
           Entertainment, Inc. and David Falk, Curtis Polk and G. Michael Higgins (incorporated by reference to Amendment No. 1 to Form S-1 (File No. 333-50079) filed with the SEC on May 5,
           1998)
 10.28     Asset Purchase Agreement, dated April 29, 1998, by and among Blackstone Entertainment LLC, its members, DLC Acquisition Corp., and SFX Entertainment, Inc. (incorporated by reference to
           Amendment No. 1 to Form S-1 (File No. 333-50079) filed with the SEC on May 5, 1998)
 10.29     Purchase and Sale Agreement, dated April 22, 1998, by and among Oakdale Concerts, LLC,
           Oakdale Development Limited Partnership and Oakdale Theater Concerts, Inc. (incorporated by reference to Amendment No. 1 to Form S-1 (File No. 333-50079) filed with the SEC on May 5,
           1998)
+10.30     Second Amended and Restated Employment Agreement between SFX Entertainment, Inc. and
           Brian E. Becker, dated as of December 13, 1999.
+10.31     Amended and Restated Employment Agreement between SFX Entertainment, Inc. and David
           Falk, dated as of January 1, 2000.
+10.32     Amended and Restated Employment Agreement between SFX Entertainment, Inc. and Robert
           F.X. Sillerman, dated as of January 15, 2000.
+10.33     Amended and Restated Employment Agreement between SFX Entertainment, Inc. and Michael
           G. Ferrel, dated as of January 15, 2000.
+10.34     Amended and Restated Employment Agreement between SFX Entertainment, Inc. and Thomas
           P. Benson, dated as of January 15, 2000.
+10.35     Amended and Restated Employment Agreement between SFX Entertainment, Inc. and Howard
           J. Tytel, dated as of January 15, 2000.
 10.36     Agreement and Plan of Merger, dated as of August 6, 1998, among SFX Entertainment, Inc.,
           MWE Acquisition Corp. and Magicworks Entertainment Incorporated (incorporated by reference to Exhibit 99(c)(1) to SFX's Schedule 14D-1 filed with the SEC on August 13, 1998)

EXHIBIT
NO.          DESCRIPTION OF EXHIBIT
---------    ----------------------
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

EXHIBIT
NO.        DESCRIPTION OF EXHIBIT
---------- -------------------------------------------------------------------------------------------------
 10.49     Amendment No. 4 to Asset Purchase Agreement, dated as of August 27, 1999, among Livent Inc.,
           Livent International Inc., Livent (U.S.) Inc., Livent Realty (New York) Inc., Livent Realty
           (Chicago) Inc. and SFX Entertainment, Inc. (incorporated by reference to Exhibit 10.3 of the
           Current Report on Form 8-K (File No. 001-14993) filed with the SEC on September 9, 1999)
 10.50     Share Purchase Agreement, dated August 2, 1999, among SFX Entertainment, Inc., Anita Gregg,
           Paul Gregg and certain other individuals set forth therein (incorporated by reference to
           Amendment No.2 to Form S-3 (File No. 333-84371) filed with the SEC on August 17, 1999)
 10.51     Share Purchase Agreement, dated September 17, 1999, among SFX Entertainment, Inc., Anita
           Gregg, Paul Gregg and certain other individuals set forth therein (incorporate by reference to
           Exhibit No. 10.1 to the Current Report on Form 8-K (File No. 001-14993) filed with the SEC on
           September 20, 1999)
 10.52     Amended and Restated Credit and Guarantee Agreement, dated as of February 26, 1998 and amended and restated as of August 23, 1999, among SFX Entertainment, Inc., SFX U.K.
           Holdings Limited, the Eligible Subsidiaries (as defined therein), the Lenders Party thereto, the
           LC Issuing Bank (as defined therein), the Apollo LC Issuer (as defined therein), Lehman
           Commercial Paper Inc., as Syndication Agent, Societe Generale, as Documentation Agent and
           The Bank of New York, as Administrative Agent (incorporated by reference to Exhibit No. 10.3 to the Current Report on Form 8-K (File No. 001-14993) filed with the SEC on August 25, 1999)
+10.53     Employment Agreement between SFX Entertainment, Inc. and Richard A. Liese, dated as of
           January 1, 2000.
 10.54     Agreement and Plan of Merger among Clear Channel Communications, Inc., CCU II Merger
           Sub, Inc. and SFX Entertainment, Inc. dated February 28, 2000 (incorporated by reference to
           Exhibit 10.1 to Current Report on Form 8-K (File No. 001-14993) filed with the SEC on
           February 29, 2000)
*10.55     Stockholder Agreement, dated February 28, 2000, between Clear Channel Communications, Inc.
           and Robert F.X. Sillerman.
*10.56     Stockholder Agreement, dated February 28, 2000, between Clear Channel Communications, Inc.
           and Michael G. Ferrel.
*10.57     Voting Agreement, dated February 28, 2000, between Clear Channel Communications, Inc. and
           Howard J. Tytel.
*10.58     Voting Agreement, dated February 28, 2000, between Clear Channel Communications, Inc. and
           Thomas P. Benson.
+21.1      Subsidiaries of the Company
*23.1      Consent of Ernst & Young LLP
+27.1      Financial Data Schedule

----------
+     Previously filed

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


                                 SFX ENTERTAINMENT, INC.

                                 By: /s/ Robert F.X. Sillerman
                                     ---------------------
                                     Name:  Robert F.X. Sillerman
                                     Title: Executive Chairman and Member of
                                            the Office of the Chairman
                                     Date:  April 28, 2000


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                                TITLE                            DATE
----------------------------   --------------------------------------------   ---------------
 /s/ Robert F.X. Sillerman     Executive Chairman, Member of the              April 28, 2000
 ---------------------         Office of the Chairman and Director
 Robert F.X. Sillerman         (principal executive officer)

 /s/ Michael G. Ferrel         President, Chief Executive Officer,            April 28, 2000
 ---------------------         Member of the Office of the Chairman
 Michael G. Ferrel             and Director

 /s/ Brian Becker              Executive Vice President, Member of the        April 28, 2000
 ---------------------         Office of the Chairman and Director
 Brian Becker

 /s/ David Falk                Member of the Office of the Chairman,          April 28, 2000
 ---------------------         Director
 David Falk

 /s/ Thomas P. Benson          Chief Financial Officer, Senior Vice           April 28, 2000
 ---------------------         President and Director (principal financial
 Thomas P. Benson              and accounting officer)

 /s/ Howard J. Tytel           Member of the Office of the Chairman,          April 28, 2000
 ---------------------         Executive Vice President, General
 Howard J. Tytel               Counsel, Secretary and Director

 /s/ Richard A. Liese          Senior Vice President, Associate General       April 28, 2000
 ---------------------         Counsel and Director
 Richard A. Liese

 /s/ D. Geoff Armstrong        Director                                       April 28, 2000
 ---------------------
 D. Geoff Armstrong

 /s/ James F. O'Grady, Jr.     Director                                       April 28, 2000
 ---------------------
 James F. O'Grady, Jr.

 /s/ Paul Kramer               Director                                       April 28, 2000
 ---------------------
 Paul Kramer

 /s/ Edward F. Dugan           Director                                       April 28, 2000
 ---------------------
 Edward F. Dugan

 /s/ John D. Miller            Director                                       April 28, 2000
 ---------------------
 John D. Miller

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
Class A Common Stock, $.01 par value, 100,000,000 shares authorized,
 63,873,657 and 42,919,791 shares issued and outstanding as of
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

                            SFX ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------------
                                                               1999             1998             1997
                                                          --------------   --------------   --------------
Revenue ...............................................    $ 1,679,452      $   884,286      $    96,144
Income from equity investments ........................          4,903            4,630              509
                                                           -----------      -----------      -----------
 Total revenue ........................................      1,684,355          888,916           96,653
Operating expenses:
Cost of revenues ......................................      1,253,647          678,756           73,881
Selling, general and administrative expenses ..........        225,166          111,748            9,536
Depreciation and amortization, including integration
 and start-up costs of $12,701 in 1999 and $2,406 in
 1998 .................................................        142,583           62,197            5,431
Corporate expenses ....................................         18,524           11,194            2,206
Non-recurring charges .................................             --            5,600               --
Non-cash charges ......................................          7,250           34,051               --
                                                           -----------      -----------      -----------
                                                             1,647,170          903,546           91,054
                                                           -----------      -----------      -----------
Income (loss) from operations .........................         37,185          (14,630)           5,599
Interest expense ......................................       (100,825)         (50,759)          (1,590)
Investment income .....................................         12,594            4,491              295
Minority interest .....................................         (6,017)          (2,036)              --
Gains on sales of assets, net .........................            760               --               --
                                                           -----------      -----------      -----------
(Loss) income before income taxes and extraordinary
 item .................................................        (56,303)         (62,934)           4,304
Provision for income taxes(1) .........................         (1,597)          (3,000)            (490)
                                                           -----------      -----------      -----------
(Loss) income before extraordinary item ...............        (57,900)         (65,934)           3,814
Extraordinary item-loss on early extinguishment of
 debt, net of $1,800 of income taxes ..................         (2,490)              --               --
                                                           -----------      -----------      -----------
Net (loss) income .....................................        (60,390)         (65,934)           3,814
Accretion on stock subject to redemption ..............         (3,522)          (2,750)              --
                                                           -----------      -----------      -----------
Net (loss) income applicable to common shares .........    $   (63,912)     $   (68,684)     $     3,814
                                                           ===========      ===========      ===========
Net (loss) income per basic and dilutive common
 share before extraordinary item ......................    $     (1.06)     $     (1.83)     $       .18
Extraordinary loss on early extinguishment of debt,
 net of taxes per common share ........................        (  0.04)              --               --
                                                           -----------      -----------      -----------
Net (loss) income per basic and dilutive common
 share ................................................    $     (1.10)     $     (1.83)     $       .18
                                                           ===========      ===========      ===========
Weighted average basic and dilutive common shares
 outstanding ..........................................     58,204,408       37,467,620       21,667,500
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

                            SFX ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                       YEAR ENDED DECEMBER 31,
                                                                             --------------------------------------------
                                                                                  1999            1998           1997
                                                                             -------------   -------------   ------------
Operating activities:
Net (loss) income ........................................................    $  (60,390)     $  (65,934)     $   3,814
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
 Depreciation and amortization ...........................................       129,882          59,791          5,431
 Income (loss) from equity investments, net of amounts received ..........         3,614           2,809           (479)
 Non-cash charges ........................................................         7,250          34,051             --
 Minority interest .......................................................         6,017           2,036             --
 Gains on sales of assets, net ...........................................          (760)             --             --
 Extraordinary item-loss on early extinguishment of debt, net of
   taxes .................................................................         2,490              --             --
Changes in operating assets and liabilities, net of amounts acquired:
 Accounts receivable, net ................................................          (508)          8,463           (923)
 Prepaid event expenses, other prepaid expenses and other current
   assets ................................................................       (32,825)        (23,496)           419
 Other assets ............................................................          (874)            882           (275)
 Notes receivable from related parties and employees .....................       (17,538)         (1,132)            --
 Accounts payable, accrued expenses and other liabilities ................       (14,318)         (1,550)           165
 Accrued interest payable ................................................         8,103          17,204             --
 Deferred revenue ........................................................         4,736          (5,683)        (7,147)
                                                                              ----------      ----------      ---------
Net cash provided by operating activities ................................        34,879          27,441          1,005
                                                                              ----------      ----------      ---------
Investing activities:
 Purchases of businesses, net of cash acquired ...........................      (834,001)       (827,147)       (71,213)
 Proceeds from sales of assets ...........................................        12,038              --             --
 Purchases of property and equipment .....................................       (61,193)        (64,773)        (2,083)
                                                                              ----------      ----------      ---------
Net cash used in investing activities ....................................      (883,156)       (891,920)       (73,296)
                                                                              ----------      ----------      ---------
Financing activities:
 Capital contributed by SFX Broadcasting .................................            --              --         79,093
 Receipts from (payments made) to SFX Broadcasting pursuant to
   the Spin-Off ..........................................................         1,500        (135,679)            --
 Proceeds from issuance of senior subordinated notes and
   borrowings under the senior credit facilities .........................     1,091,720         951,500             --
 Proceeds from sale of common stock ......................................       612,877         328,568             --
 Payment for treasury stock ..............................................        (2,000)             --             --
 Repayment of senior credit facilities and capital lease obligations .....      (484,685)       (215,212)          (823)
 Other, principally debt issuance costs ..................................       (34,858)        (22,656)            --
                                                                              ----------      ----------      ---------
Net cash provided by financing activities ................................     1,184,554         906,521         78,270
Effect of exchange rate changes in cash ..................................        (1,658)             --             --
                                                                              ----------      ----------      ---------
Net increase in cash and cash equivalents ................................       334,619          42,042          5,979
Cash and cash equivalents at beginning of period .........................        48,021           5,979             --
                                                                              ----------      ----------      ---------
Cash and cash equivalents at end of period ...............................    $  382,640      $   48,021      $   5,979
                                                                              ==========      ==========      =========
Supplemental disclosure of cash flow information:
Cash paid for interest ...................................................    $   89,156      $   33,604      $   1,504
                                                                              ==========      ==========      =========
Cash paid for income taxes ...............................................    $    8,477      $      501      $      --
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

                            SFX ENTERTAINMENT, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)




                                   CLASS A   CLASS B    ADDITIONAL                   ACCUMULATED                     TOTAL
                                    COMMON    COMMON      PAID-IN       DEFERRED       EARNINGS      TREASURY    SHAREHOLDERS'
                                    STOCK     STOCK       CAPITAL     COMPENSATION    (DEFICIT)       STOCK         EQUITY
                                  --------- --------- -------------- -------------- ------------- ------------- --------------
Balances, January 1, 1997 .......   $  --      $ --     $       --     $      --     $       --     $      --    $        --
Capital contributed by SFX
 Broadcasting ...................     204        15         98,111            --             --            --         98,330
Net income ......................      --        --             --            --          3,814            --          3,814
                                    -----      ----     ----------     ---------     ----------     ---------    -----------
Balances, December 31, 1997 .....     204        15         98,111            --          3,814            --        102,144
Net liabilities assumed,
 principally income taxes
 and shares issued to
 employees in the Spin-Off ......      20        --       (109,762)           --             --            --       (109,742)
Sale of 12,075,000 shares of
 Class A Common Stock ...........     121        --        328,447            --             --            --        328,568
Issuance of 8,177,046 shares
 of Class A Common Stock
 for acquisitions ...............      82        --         95,516            --             --            --         95,598
Issuance of Class A and Class
 B Common Stock pursuant
 to employment agreements .......       3        10         34,422        (8,625)            --            --         25,810
Amortization of deferred
 compensation ...................      --        --             --         2,092             --            --          2,092
Accretion on stock subject to
 redemption .....................      --        --          2,750            --         (2,750)           --             --
Net loss ........................      --        --             --            --        (65,934)           --        (65,934)
                                    -----      ----     ----------     ---------     ----------     ---------    -----------
Balances, December 31, 1998 .....     430        25        449,484        (6,533)       (64,870)           --        378,536
                                    -----      ----     ----------     ---------     ----------     ---------    -----------
Adjustment to Working
 Capital in the Spin-Off ........      --        --          1,500            --             --            --          1,500
Sale of 16,048,000 shares of
 Class A Common Stock ...........     160        --        598,400            --             --            --        598,560
Issuance of 4,158,650 shares
 and options
 to purchase Class A
 Common Stock for
 acquisitions ...................      42        --        169,504          (508)            --            --        169,038
Issuance of 727,800 shares of
 Class A Common Stock
 pursuant to the exercise of
 employee stock options .........       7        --         14,310            --             --            --         14,317
Repurchase of 112,528 shares
 of Class A Common Stock ........      --        --             --            --             --        (2,000)        (2,000)
Amortization of deferred
 compensation ...................      --        --             --         3,266             --            --          3,266
Accretion on stock subject to
 redemption .....................      --        --          3,522            --         (3,522)           --             --
Reduction of stock subject to
 redemption .....................      --        --          1,466            --             --            --          1,466
Net loss ........................      --        --             --            --        (60,390)           --        (60,390)
Foreign currency translation
 adjustment .....................      --        --             --            --         (4,324)           --         (4,324)
                                    -----      ----     ----------     ---------     ----------     ---------    -----------
Comprehensive loss ..............      --        --             --            --        (64,714)           --        (64,714)
                                    -----      ----     ----------     ---------     ----------     ---------    -----------
Balances, December 31, 1999 .....   $ 639      $ 25     $1,238,186     $  (3,775)    $ (133,106)    $  (2,000)   $ 1,099,969
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

INTEGRATION AND START-UP COSTS

     Integration and start-up cost represent costs associated with combining the acquired entities and introducing new products and services. During 1999, SFX recorded $12.7 million of integration and start-up costs relating primarily to the cost of implementing SFX's branding and ticketing strategy, new Internet initiatives, the opening of a themed exhibit and the write-off of abandoned transaction costs. During 1998, SFX incurred $2.4 million of integration and start-up costs primarily relating to the cost of implementing SFX's national sponsorship program.

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

  Contemporary

     On February 27, 1998, SFX acquired Contemporary Group and the remaining 50% interest in the Riverport Amphitheatre Joint Venture not owned by Contemporary. The total consideration for the Contemporary acquisition was approximately $82.7 million, including $72.8 million in cash, a payment for working capital of $9.9 million, and the issuance of 1,894,275 shares of Class A Common Stock having a negotiated value of approximately $16.2 million. SFX financed the purchase price with borrowings under the then-existing senior credit facility and with a portion of the proceeds from the February 1998 note offering.

  BGP

     On February 24, 1998, SFX acquired BGP for a total consideration of $72.8 million in cash and assumed debt, including the issuance of 844,500 shares of Class A Common Stock having a negotiated value of approximately $7.5 million. SFX financed the purchase price with borrowings under the then-existing senior credit facility and with a portion of the proceeds from the February 1998 note offering.

  Network

     On February 27, 1998, SFX acquired all of the outstanding capital stock of each of The Album Network, Inc. and SJS Entertainment Corporation (collectively "Network") and purchased substantially all of the assets and properties and assumed substantially all of the liabilities and obligations of The Network 40, Inc. The total purchase price was approximately $75.4 million, including approximately $59.2 million in cash and assumed debt, and the issuance of approximately 1,284,000 shares of Class A Common Stock having a negotiated value of approximately $16.2 million. The purchase price was subject to an increase based on Network's operating results, as defined in the acquisition agreement. The Company paid $8.6 million related to this agreement in 1999. In October 1999, SFX sold a portion of the business acquired for $11.7 million and recognized a $3.4 million gain. SFX financed the initial purchase price with borrowings under the then-existing senior credit facility and with a portion of the proceeds from the February 1998 note offering.

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

  Marquee

     On March 16, 1999, a subsidiary of SFX was merged with and into The Marquee Group, Inc. and Marquee become a wholly owned subsidiary of SFX. In connection with the merger, SFX issued approximately 2.1 million shares of SFX Class A Common Stock with a value of approximately $81.7 million on the date of the merger and repaid $33.5 million of Marquee's debt. SFX financed the cash portion of the acquisition with borrowings under its then-existing senior credit facility. In addition to the above, SFX paid $20.5 million of contingent purchase price which arose from purchases made by Marquee during 1999 and has accrued an additional $22.9 million of contingent purchase price as of December 31, 1999. These amounts were recorded as additional purchase price and were financed with a portion of the net proceeds from its August 1999 equity offering. Under certain circumstances, the Company may be required to make additional payments arising from Marquee's acquisition agreements.

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

     During the second quarter of 1999, SFX completed the acquisitions of Hendricks Management Company, Inc., which represents and provides financial consulting services to team sports athletes, primarily in professional baseball and a 50% interest in A.H. Enterprises, a leading promoter of urban music. SFX increased its ownership interest in A. H. Enterprises to 60% in January 2000. The total consideration for these acquisitions was approximately $29.6 million in cash and $4.1 million in deferred purchase consideration. SFX financed these acquisitions with borrowings under SFX's then-existing senior credit facility and cash on hand. In addition, SFX may be required to make additional payments, in shares of SFX Class A Common Stock, based on the cumulative financial performance of Hendricks Management Company, Inc. through December 31, 2002. In addition, SFX invested approximately $11.2 million in certain entertainment and sports related Internet companies.

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

6. PROPERTY AND EQUIPMENT

     The Company's property and equipment as of December 31, 1999 and 1998 consisted of the following (in thousands):

                                                                             1999           1998
                                                                         -----------   -------------
   Land and improvements .............................................    $  43,550      $  20,379
   Building and improvements .........................................      475,821        145,438
   Furniture and equipment, including internal use software ..........       70,339         38,416
   Leasehold improvements ............................................      145,468         98,483
   Assets under capital lease ........................................        6,456          6,898
                                                                          ---------      ---------
                                                                            741,634        309,614
   Accumulated depreciation ..........................................      (55,388)       (16,988)
                                                                          ---------      ---------
                                                                          $ 686,246      $ 292,626
                                                                          =========      =========

7. GOODWILL

     The Company's goodwill as of December 31, 1999 and 1998 consisted of the following (in thousands):

                                              1999            1998
                                         -------------   -------------
   Goodwill ..........................    $1,639,182       $ 919,618
   Accumulated amortization ..........      (135,201)        (44,835)
                                          ----------       ---------
                                          $1,503,981       $ 874,783
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

9. LONG-TERM DEBT

     As of December 31, 1999 and 1998, the Company's long-term debt consisted of the following (in thousands):

                                                                 1999            1998
                                                            --------------   ------------
   Senior credit facility ...............................     $  807,720      $ 196,000
   Senior subordinated notes due February 2008 ..........        350,000        350,000
   Senior subordinated notes due December 2008 ..........        200,000        200,000
   Other debt ...........................................         18,215         14,996
   Capital lease obligations (see Note 17) ..............         16,883         12,780
                                                              ----------      ---------
                                                               1,392,818        773,776
   Less: current portion ................................         (7,826)        (5,581)
                                                              ----------      ---------
                                                              $1,384,992      $ 768,195
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

     In July 1999, SFX completed a consent solicitation with respect to its outstanding Senior Subordinated Notes whereby it obtained approval from the holders of the notes to modifications of certain covenants in the indentures governing the notes. The modifications, among other things, provided SFX with more flexibility to make investments and acquisitions internationally and permit SFX's foreign subsidiaries to incur indebtedness, subject to certain limitations. Fees associated with the transaction totaling approximately $13.7 million have been recorded as debt issuance costs as of December 31, 1999.

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

     Principal maturities of the long-term debt, excluding capital leases and deferred purchase consideration, over the next five years as of December 31, 1999 are as follows (in thousands):

  2000 ......................    $     6,094
  2001 ......................         41,320
  2002 ......................         44,833
  2003 ......................         56,449
  2004 ......................         69,103
  2005 & Thereafter .........      1,158,136
                                 -----------
  Total .....................    $ 1,375,935
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

     The following are summarized unaudited statements setting forth certain financial information concerning the Guarantors, the Non-Guarantor Subsidiaries and the Non-Wholly Owned Guarantor Subsidiary as of and for the years ended December 31, 1999 and 1998 (in thousands):

                                AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1999
                                -----------------------------------------------
                                       SFX
                                 ENTERTAINMENT,                  NON-GUARANTOR
                                      INC.         GUARANTORS     SUBSIDIARIES
                                ---------------- -------------- ---------------
Current assets ................   $   290,164     $   223,122      $  74,380
Property and
 equipment, net ...............        17,293         464,513        204,347
Goodwill, net .................            --       1,284,059        210,346
Investment in
 subsidiaries .................     1,936,237          58,195          6,179
Other .........................        74,948          17,123         10,148
                                  -----------     -----------      ---------
 Total assets .................   $ 2,318,642     $ 2,047,012      $ 505,400
                                  ===========     ===========      =========
Current liabilities ...........   $    68,183     $   175,484      $ 118,185
Long-term debt, less
 current ......................     1,119,442         264,604          9,101
Other .........................        12,172          56,960          4,161
Minority interest .............            --           4,285          3,892
Temporary equity ..............        18,876              --             --
Shareholders' equity ..........     1,099,969       1,545,679        370,061
                                  -----------     -----------      ---------
Total liabilities and
 shareholders' equity .........   $ 2,318,642     $ 2,047,012      $ 505,400
                                  ===========     ===========      =========
Revenue .......................   $        --     $ 1,512,881      $ 115,357
Operating expenses ............        20,238       1,465,981        107,678
Interest expense, net .........        59,520          25,576          4,272
Minority interest .............            --           5,203            299
Gains on sales of assets,
 net ..........................        (3,387)          2,586             41
(Benefit) provision for
 income taxes .................        (2,194)          1,993          1,798
Extraordinary loss ............         2,490              --             --
                                  -----------     -----------      ---------
Net (loss) income .............   $   (76,667)    $    11,542      $   1,269
                                  ===========     ===========      =========
Cash flow (used in)
 provided by
 operations ...................   $   (91,596)    $   126,659      $    (367)
Cash flow used in
 investing ....................      (837,393)        (42,741)        (2,906)
Cash flow provided by
 (used in) financing ..........     1,189,213          (4,659)            --
Effect of exchange rate                    --              --         (1,658)
Cash at the beginning
 of the period ................         3,685          (9,298)        53,541
Cash at the end of the
 period .......................   $   263,909     $    69,961      $  48,610



                                  AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1999
                                ---------------------------------------------------
                                                                          SFX
                                   NON-WHOLLY,                       ENTERTAINMENT,
                                 OWNED GUARANTOR                          INC.
                                    SUBSIDIARY       ELIMINATIONS     CONSOLIDATED
                                ----------------- ----------------- ---------------
Current assets ................     $    176        $          --     $  587,842
Property and
 equipment, net ...............           93                   --        686,246
Goodwill, net .................        9,576                   --      1,503,981
Investment in
 subsidiaries .................           --           (1,936,237)        64,374
Other .........................        4,211                   --        106,430
                                    --------        -------------     ----------
 Total assets .................     $ 14,056        $  (1,936,237)    $2,948,873
                                    ========        =============     ==========
Current liabilities ...........     $     31        $        (205)    $  361,678
Long-term debt, less
 current ......................           --               (8,155)     1,384,992
Other .........................           --                   --         73,293
Minority interest .............        1,888                   --         10,065
Temporary equity ..............           --                   --         18,876
Shareholders' equity ..........       12,137           (1,927,877)     1,099,969
                                    --------        -------------     ----------
Total liabilities and
 shareholders' equity .........     $ 14,056        $  (1,936,237)    $2,948,873
                                    ========        =============     ==========
Revenue .......................     $ 56,117        $          --     $1,684,355
Operating expenses ............       53,273                   --      1,647,170
Interest expense, net .........          (58)              (1,079)        88,231
Minority interest .............          515                   --          6,017
Gains on sales of assets,
 net ..........................           --                   --           (760)
(Benefit) provision for
 income taxes .................           --                   --          1,597
Extraordinary loss ............           --                   --          2,490
                                    --------        -------------     ----------
Net (loss) income .............     $  2,387        $       1,079     $  (60,390)
                                    ========        =============     ==========
Cash flow (used in)
 provided by
 operations ...................     $    183        $          --     $   34,879
Cash flow used in
 investing ....................         (116)                  --       (883,156)
Cash flow provided by
 (used in) financing ..........           --                   --      1,184,554
Effect of exchange rate                   --                   --         (1,658)
Cash at the beginning
 of the period ................           93                   --         48,021
Cash at the end of the
 period .......................     $    160        $          --     $  382,640

                                AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1998
                                -----------------------------------------------
                                       SFX
                                 ENTERTAINMENT,                  NON-GUARANTOR
                                      INC.         GUARANTORS     SUBSIDIARIES
                                ---------------- -------------- ---------------
Current assets ................   $    19,587      $  122,118      $  6,836
Property and
 equipment, net ...............        10,390         272,243         9,993
Goodwill, net .................            --         844,722        19,853
Investment in
 subsidiaries .................     1,161,103          18,450            --
Other assets ..................        28,911          17,377         2,572
                                  -----------      ----------      --------
 Total assets .................   $ 1,219,991      $1,274,910      $ 39,254
                                  ===========      ==========      ========
Current liabilities ...........   $    41,071      $  118,766      $  7,541
Long-term debt, less
 current portion ..............       747,746          20,449         7,855
Other liabilities .............        36,138          12,321           290
Minority interest .............            --           5,505           428
Temporary equity ..............        16,500              --            --
Shareholders' equity ..........       378,536       1,117,869        23,140
                                  -----------      ----------      --------
 Total liabilities
   and shareholders'
   equity .....................   $ 1,219,991      $1,274,910      $ 39,254
                                  ===========      ==========      ========
Revenue .......................   $        --      $  837,236      $ 25,245
Operating expenses ............        50,963         805,418        22,174
Interest expense, net .........        44,626             895         1,649
Minority interest .............            --             644           989
Provision for income
 taxes ........................         1,350           1,650            --
                                  -----------      ----------      --------
Net (loss) income .............   $   (96,939)     $   28,629      $    433
                                  ===========      ==========      ========
Cash flow (used in)
 provided by
 operations ...................   $   (44,932)     $   73,877      $   (962)
Cash flow used in
 investing activities .........      (861,341)        (30,005)         (574)
Cash flow provided by
 (used in) financing
 activities ...................       909,958          (2,021)       (1,416)
Cash at the beginning
 of the period ................            --           2,281         3,063
Cash at the end of the
 period .......................   $     3,685      $   44,132      $    111



                                  AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1998
                                ---------------------------------------------------
                                                                          SFX
                                   NON-WHOLLY,                       ENTERTAINMENT,
                                 OWNED GUARANTOR                          INC.
                                    SUBSIDIARY       ELIMINATIONS     CONSOLIDATED
                                ----------------- ----------------- ---------------
Current assets ................     $    192        $          --     $   148,733
Property and
 equipment, net ...............           --                   --         292,626
Goodwill, net .................       10,208                   --         874,783
Investment in
 subsidiaries .................           --           (1,161,103)         18,450
Other assets ..................           --                   --          48,860
                                    --------        -------------     -----------
 Total assets .................     $ 10,400        $  (1,161,103)    $ 1,383,452
                                    ========        =============     ===========
Current liabilities ...........           76        $      (4,040)    $   163,414
Long-term debt, less
 current portion ..............           --               (7,855)        768,195
Other liabilities .............           --                   --          48,749
Minority interest .............        2,125                   --           8,058
Temporary equity ..............           --                   --          16,500
Shareholders' equity ..........        8,199           (1,149,208)        378,536
                                    --------        -------------     -----------
 Total liabilities
   and shareholders'
   equity .....................     $ 10,400        $  (1,161,103)    $ 1,383,452
                                    ========        =============     ===========
Revenue .......................     $ 26,435        $          --     $   888,916
Operating expenses ............       24,991                   --         903,546
Interest expense, net .........          (33)                (869)         46,268
Minority interest .............          403                   --           2,036
Provision for income
 taxes ........................           --                   --           3,000
                                    --------        -------------     -----------
Net (loss) income .............     $  1,074        $         869     $   (65,934)
                                    ========        =============     ===========
Cash flow (used in)
 provided by
 operations ...................     $   (542)       $          --     $    27,441
Cash flow used in
 investing activities .........           --                   --        (891,920)
Cash flow provided by
 (used in) financing
 activities ...................           --                   --         906,521
Cash at the beginning
 of the period ................          635                   --           5,979
Cash at the end of the
 period .......................     $     93        $          --     $    48,021

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

                                                                             1999            1998
                                                                        -------------   -------------
       Pro forma net loss applicable to common shares ...............     $ (77,741)      $ (74,477)
       Pro forma loss per basic and dilutive common share: ..........     $   (1.34)      $   (1.99)

     A summary of the Company's stock options activity (adjusted for the stock split), and related information for the years ended December 31 follows:

                                                                   1999                                 1998
                                                     ---------------------------------   ----------------------------------
                                                                     WEIGHTED AVERAGE                      WEIGHTED AVERAGE
                                                        OPTIONS       EXERCISE PRICE         OPTIONS        EXERCISE PRICE
                                                     ------------   ------------------   --------------   -----------------
Outstanding: beginning of year ...................   2,990,574           $  21.84                  --          $   --
Granted ..........................................   4,800,178              21.64           2,990,574           21.84
Exercised ........................................    (778,951)             18.25                  --              --
Cancelled ........................................     (51,009)             18.93                  --              --
                                                     ----------          --------           ---------          ------
Outstanding: end of year .........................   6,960,792           $  22.13           2,990,574         $ 21.84
                                                     ==========          ========           =========         =======
Exercisable at end of year .......................   1,717,309           $  26.48                  --         $    --
                                                     ==========          ========           =========         =======
Weighted average fair value of options
 granted during the year:
 Stock price equal to exercise Price .............   $   21.56                            $     25.60
 Stock price in excess of exercise price .........   $   31.68                            $     26.81
 Stock price less than exercise price ............   $   25.47                            $        --

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

                                             AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1999 (IN THOUSANDS)
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
                                  ===========    =========    =========      =========     ==========    ===========


                                           AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1998 (IN THOUSANDS)
                                ------------------------------------------------------------------------------------
                                                                            FAMILY
                                                                         ENTERTAINMENT
                                    MUSIC     THEATRICAL      SPORTS       AND OTHER      CORPORATE        TOTAL
                                ------------ ------------ ------------- -------------- -------------- --------------
Revenues ......................  $ 604,469    $ 150,970     $  24,899      $ 108,578     $       --    $   888,916
                                 =========    =========     =========      =========     ==========    ===========
EBITDA ........................  $  61,204    $  15,576     $   2,466      $  19,166     $  (11,194)   $    87,218
Depreciation and amortization,
 including integration and
 start-up costs of $2,406 .....     36,606        5,557         5,363          9,071          5,600         62,197
Non-cash and non-recurring
 charges ......................         --        5,600            --             --         34,051         39,651
                                 ---------    ---------     ---------      ---------     ----------    -----------
Income (loss) from operations .  $  24,598    $   4,419     $  (2,897)     $  10,095     $  (50,845)   $   (14,630)
                                 =========    =========     =========      =========     ==========    ===========
Total assets ..................  $ 841,139    $ 220,865     $ 134,810      $ 122,262     $   64,376    $ 1,383,452
                                 =========    =========     =========      =========     ==========    ===========

     The regional reporting as of and for the year ended December 31, 1999 is summarized as follows (in thousands):

REGION                               REVENUES      LONG-LIVED ASSETS
-------------------------------   -------------   ------------------
  North America ...............    $1,593,335         $1,972,805
  Europe ......................        91,020            386,167
  Other .......................            --              2,059
                                   ----------         ----------
  Total .......................    $1,684,355         $2,361,031
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

                                   EMPLOYMENT
                                   AGREEMENTS
                                  -----------
  2000 ........................    $  32,757
  2001 ........................       30,523
  2002 ........................       26,694
  2003 ........................       16,716
  2004 ........................        6,975
  2005 and thereafter .........           --
                                   ---------
  Total .......................    $ 113,665
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

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the year ended December 31, 1999 (in thousands):

                                                                    1999 QUARTER
                                             -----------------------------------------------------------       YEAR ENDED
                                                  1ST            2ND             3RD             4TH        DECEMBER 31, 1999
                                             ------------   ------------   --------------   ------------   ------------------
Total revenue ............................    $ 276,121      $ 407,685       $  527,185      $ 473,364        $ 1,684,355
Gross profit .............................       27,030         55,702          100,430         22,380            205,542
(Loss) income before extraordinary
 item ....................................      (17,625)       (10,052)          15,245        (45,468)           (57,900)
Net (loss) income ........................      (17,625)       (10,052)          12,625        (45,338)           (60,390)
Net (loss) income per basic common
 share before extraordinary item .........    $   (0.55)     $   (0.20)      $     0.23      $   (0.70)       $     (1.06)
Extraordinary loss on early
 extinguishment of debt per basic
 common share ............................           --             --           ( 0.04)            --            (  0.04)
                                              ---------      ---------       ----------      ---------        -----------
Net (loss) income per basic common
 share ...................................    $   (0.55)     $   (0.20)      $     0.19      $   (0.70)       $     (1.10)
                                              =========      =========       ==========      =========        ===========
Net (loss) income per dilutive
 common share before
 extraordinary item ......................    $   (0.55)     $   (0.20)      $     0.22      $   (0.70)       $     (1.06)
Extraordinary loss on early
 extinguishment of debt per dilutive
 common share ............................           --             --           ( 0.04)            --            (  0.04)
                                              ---------      ---------       ----------      ---------        -----------
Net (loss) income per dilutive
 common share ............................    $   (0.55)     $   (0.20)      $     0.18      $   (0.70)       $     (1.10)
                                              =========      =========       ==========      =========        ===========

20. SUBSEQUENT EVENTS (UNAUDITED)

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

(b)        Write-off of accounts receivable.

                                 EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION OF EXHIBIT
------------- --------------------------------------------------------------------------------------
10.55         Stockholder Agreement, dated February 28, 2000, between Clear Channel Communications,
              Inc. and Robert F. X. Sillerman.
10.56         Stockholder Agreement, dated February 28, 2000, between Clear Channel Communications,
              Inc. and Michael G. Ferrel.
10.57         Voting Agreement, dated February 28, 2000, between Clear Channel Communications, Inc.
              and Howard J. Tytel.
10.58         Voting Agreement, dated February 28, 2000, between Clear Channel Communications, Inc.
              and Thomas P. Benson.
23.1          Consent of Ernst & Young LLP