Form 10-Q
period 2000-03-31
SFX ENTERTAINMENT INC
filed 2000-05-15
CIK 1051253

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(MARK ONE)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2000

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

Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 11, 2000, the number of shares outstanding of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, was 64,254,809 and 2,545,557, respectively.

                    SFX ENTERTAINMENT, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                            PAGE
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Balance Sheets at March 31, 2000 (unaudited)
            and December 31, 1999                                             3

         Consolidated Statements of Operations for the Three Months
            Ended March 31, 2000 and 1999 (unaudited)                         4

         Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 2000 and 1999 (unaudited)                         5

         Consolidated Statements of Shareholders' Equity for the
            Three Months Ended March 31, 2000 and 1999 (unaudited)            6

         Notes to Consolidated Financial Statements (unaudited)               7

Item 2   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        13

Item 3   Quantitative and Qualitative Disclosure About Market Risk           22

PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                   23

Item 6   Exhibits and Reports on Form 8-K                                    24

         SIGNATURES                                                          25

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             SFX ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 March 31,     December 31,
                                                                                   2000            1999
                                                                                -----------    -----------
ASSETS                                                                          (Unaudited)
Current assets:
    Cash and cash equivalents                                                   $   276,142    $   382,640
    Accounts receivable, net                                                        112,683        120,230
    Prepaid event expenses                                                           86,976         41,154
    Investments in and receivables from theatrical and other productions              4,718          5,978
    Other prepaid expenses                                                           22,655         23,686
    Notes receivables from related parties and employees                              2,276          1,749
    Other current assets                                                             12,732         12,405
                                                                                -----------    -----------
Total current assets                                                                518,182        587,842
Property and equipment, net of accumulated depreciation of $68,674 and
    $55,388 at March 31, 2000 and December 31, 1999, respectively                   688,738        686,246
Goodwill, net of accumulated amortization of $166,577 and
    $135,201 at March 31, 2000 and December 31, 1999, respectively                1,601,329      1,503,981
Investment in and receivables from investees                                        100,527         64,374
Notes receivable from related parties and employees, less current portion            14,055         29,225
Debt issuance costs, net                                                             48,211         49,888
Other assets                                                                         38,839         27,317
                                                                                -----------    -----------
TOTAL ASSETS                                                                    $ 3,009,881    $ 2,948,873
                                                                                ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                            $    22,357    $    23,714
    Accrued expenses                                                                133,740        109,163
    Accrued interest payable                                                         20,932         23,972
    Deferred revenue                                                                234,243        139,393
    Current portion of long-term debt                                                14,480          7,826
    Current portion of deferred purchase consideration                               47,270         57,610
                                                                                -----------    -----------
Total current liabilities                                                           473,022        361,678
Long-term debt, less current portion                                              1,418,088      1,384,992
Deferred purchase consideration, less current portion                                17,621         18,617
Deferred income taxes                                                                27,817         45,403
Other liabilities                                                                    10,431          9,273
                                                                                -----------    -----------
TOTAL LIABILITIES                                                                 1,946,979      1,819,963
Minority interest                                                                     9,506         10,065
Temporary equity - stock subject to redemption                                       17,026         18,876
Shareholders' equity:
Preferred Stock, $.01 par value, 25,000,000 shares authorized, none issued
     and outstanding as of March 31, 2000 and December 31, 1999, respectively            --             --
Class A Common Stock, $.01 par value, 100,000,000 shares authorized,
     63,918,492 and 63,873,657 shares issued and outstanding as of March 31,
     2000 and December 31, 1999, respectively                                           639            639
Class B common stock, $.01 par value, 10,000,000 shares authorized,
     2,545,557 shares issued and outstanding as of March 31, 2000 and
     December 31, 1999, respectively                                                     25             25
Additional paid in capital                                                        1,295,718      1,238,186
Deferred compensation                                                                (2,857)        (3,775)
Accumulated deficit                                                                (253,280)      (133,106)
Less: cost of Class A Common Stock in treasury                                       (3,875)        (2,000)
                                                                                -----------    -----------
Total shareholders' equity                                                        1,036,370      1,099,969
                                                                                -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 3,009,881    $ 2,948,873
                                                                                ===========    ===========

                             See accompanying notes.

                             SFX ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                        2000            1999
                                                                    ------------    ------------
Revenue                                                             $    427,609    $    275,147
Income from equity investments                                               280             974
                                                                    ------------    ------------
    Total revenue                                                        427,889         276,121
Operating expenses:
Cost of revenues                                                         304,211         210,190
Selling, general and administrative expenses                              87,257          37,962
Corporate expenses                                                         6,322           5,180
Depreciation and amortization, including integration and start-up
   costs of  $3,734 and $1,428 in 2000 and 1999, respectively             49,019          26,228
Other charges                                                             82,020             983
                                                                    ------------    ------------
                                                                         528,829         280,543
                                                                    ------------    ------------
Loss from operations                                                    (100,940)         (4,422)

Interest expense                                                         (36,576)        (18,805)
Investment and other income                                                3,802             590
Minority interest                                                           (634)            (84)
                                                                    ------------    ------------
Loss before income taxes                                                (134,348)        (22,721)
Benefit for income taxes                                                  17,257           5,096
                                                                    ------------    ------------
Net loss                                                                (117,091)        (17,625)

Accretion on stock subject to redemption                                    (709)           (825)
                                                                    ------------    ------------
Net loss applicable to common shares                                $   (117,800)   $    (18,450)
                                                                    ============    ============
Basic and dilutive net loss per common share                        $      (1.77)   $      (0.37)
                                                                    ============    ============
Weighted average basic and dilutive common shares outstanding         66,416,438      50,390,513
                                                                    ============    ============

                             See accompanying notes.

                             SFX ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                    2000         1999
                                                                                 ---------    ---------
Operating activities:
Net loss                                                                         $(117,091)   $ (17,625)
Adjustment to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization                                                    45,285       24,800
   Income from equity investments, net of amounts received                           3,103          212
   Non-cash charges                                                                 69,897          983
   Minority interest                                                                   634           84
Changes in operating assets and liabilities, net of amounts acquired:
   Accounts receivable, net                                                          1,732       (2,138)
   Prepaid event expenses                                                          (30,161)     (20,222)
   Other prepaid expenses and other current assets                                  (6,068)     (10,093)
   Other assets and notes receivable from related parties                           (5,001)      11,633
   Accounts  payable, accrued expenses and other liabilities                       (14,471)      (5,112)
   Accrued interest payable                                                         (3,258)      (3,054)
   Deferred revenue                                                                 79,324       25,854
                                                                                 ---------    ---------
Net cash provided by operating activities                                           23,925        5,322
                                                                                 ---------    ---------
Investing activities:
   Purchases of  businesses, net of  cash acquired                                (156,960)    (264,598)
   Purchases of property and equipment                                             (14,506)     (11,053)
                                                                                 ---------    ---------
Net cash used in investing activities                                             (171,466)    (275,651)
                                                                                 ---------    ---------
Financing activities:
   Borrowings under the senior credit facilities                                    44,000      181,000
   Proceeds from the issuance of common stock                                           --      261,804
   Payment for treasury stock                                                       (1,875)          --
   Repayment of debt and capital lease obligations                                    (752)    (139,188)
   Other, principally the exercise of stock options in 2000                            704          (78)
                                                                                 ---------    ---------
Net cash provided by financing activities                                           42,077      303,538
                                                                                 ---------    ---------
Effect of exchange rate changes on cash                                             (1,034)          --
                                                                                 ---------    ---------
Net (decrease) increase in cash and cash equivalents                              (106,498)      33,209
Cash and cash equivalents at beginning of period                                   382,640       48,021
                                                                                 ---------    ---------
Cash and cash equivalents at end of period                                       $ 276,142    $  81,230
                                                                                 =========    =========
Supplemental disclosure of cash flow information:
Cash paid for interest                                                           $  37,305    $  20,923
                                                                                 =========    =========
Cash paid for income taxes                                                       $   1,228    $   2,034
                                                                                 =========    =========

Supplemental disclosure of non-cash investing and financing activities:

o Issuance of equity securities, the assumption of debt and the agreements to pay future cash consideration in connection with certain acquisitions (see
    Note 4).

o Cash and cash equivalents included $3.65 million of cash at March 31, 1999 which had been deposited in a separate account and was used to fund committed capital expenditures.

                             See accompanying notes.

                             SFX ENTERTAINMENT, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                         Class A   Class B     Additional
                                         Common    Common       Paid-In      Deferred     Accumulated      Treasury
                                          Stock     Stock       Capital    Compensation     Deficit          Stock          Total
                                          -----     -----       -------    ------------     -------          -----          -----
Balances, January 1, 2000                $   639   $    25   $ 1,238,186   $    (3,775)   $  (133,106)   $    (2,000)   $ 1,099,969
Issuance of 44,835 shares of Class A
   Common Stock pursuant to the
   exercise of employee stock options         --        --           704            --             --             --            704
Issuance of options to purchase
   2,102,500 shares of Class A Common
   Stock pursuant to employment agreements    --        --        54,244            --             --             --         54,244
Repurchase of 30,563 shares of Class A
   Common Stock                               --        --         1,875            --             --         (1,875)            --
Accretion on stock subject to
   redemption                                 --        --           709            --           (709)            --             --
Amortization of deferred compensation         --        --            --           918             --             --            918
Net loss                                      --        --            --            --       (117,091)            --       (117,091)
Comprehensive loss
   foreign currency translation               --        --            --            --         (2,374)            --         (2,374)
                                         -------   -------   -----------   -----------    -----------    -----------    -----------
Comprehensive loss                            --        --            --            --       (119,465)            --       (119,465)
                                         -------   -------   -----------   -----------    -----------    -----------    -----------
Balances, March 31, 2000 (unaudited)     $   639   $    25   $ 1,295,718   $    (2,857)   $  (253,280)   $    (3,875)   $ 1,036,370
                                         =======   =======   ===========   ===========    ===========    ===========    ===========

                             See accompanying notes.

                             SFX ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

         SFX Entertainment, Inc. ("SFX") is the world's largest diversified promoter, producer and venue operator for live entertainment events. In addition, SFX is a leading fully integrated sports marketing and management company specializing in the representation of sports athletes and broadcasters, integrated event management, television programming and production and marketing consulting services. SFX owns, partially or entirely, and/or operates under lease or exclusive booking arrangements the largest network of venues used principally for music concerts and other live entertainment events in the United States, with 92 venues in 31 of the top 50 markets, including 17 amphitheaters in the top 10 markets and 9 venues used principally for theatrical presentations. In addition, SFX owns or operates 28 international venues used primarily for theatrical presentations.

         In July of 1999, SFX completed a three-for-two split of its Class A and B Common Stock. The financial and share information presented herein has been restated, to the extent applicable, to reflect the effect of the stock split. Certain 1999 amounts have been reclassified to conform to their 2000 presentation.

         Information with respect to the three months ended March 31, 2000 and 1999 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of SFX, for the periods presented.

2.  PROPOSED MERGER WITH CLEAR CHANNEL COMMUNICATIONS, INC.

         On February 29, 2000, SFX announced that it entered into a definitive merger agreement with Clear Channel Communications, Inc. Under the terms of the merger agreement, the Class A stockholders of SFX will receive 0.6 shares of Clear Channel Communications, Inc. common stock for each SFX share, and Class B stockholders of SFX will receive one share of Clear Channel Communications, Inc. common stock for each SFX share, on a fixed exchange basis. The proposed merger would require an amendment to SFX's certificate of incorporation to allow the unequal consideration being paid to the holders of Class A and Class B Common Stock. The transaction is expected to be consummated early in the third quarter of 2000, subject to the approval of Class A and B stockholders of SFX and customary regulatory approvals and closing conditions. On May 4, 2000, the U.S. Federal Trade Commission granted early termination on the statutory waiting period under Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended.

         Under the terms of the merger agreement between Clear Channel and SFX, certain payments and other distributions will be made to employees and senior management of SFX in connection with the merger, which would result in SFX recording significant compensation expense.

         Between approximately February 29 and March 10, 2000, 11 lawsuits were filed by various plaintiffs against SFX, its directors and Clear Channel with respect to the proposed merger. On May 12, 2000, SFX and counsel to the plaintiffs in the shareholder litigation entered into a memorandum of understanding regarding a proposed settlement that would result in a modification of the consideration payable to such holders in the merger (See
Note 9).

3.  FINANCINGS

         February 1999 Equity Offering

         In February 1999, SFX consummated an offering of 7,423,500 shares of its Class A Common Stock at an offering price of $37.00 per share and received net proceeds of approximately $260.7 million. SFX used the proceeds to finance certain of the 1999 acquisitions.

         August 1999 Equity Offering

         In August 1999, SFX consummated an offering of 8,625,000 shares of its Class A Common Stock at an offering price of $41.00 per share and received net proceeds of approximately $337.9 million. SFX used the proceeds to consummate certain of its 1999 and 2000 acquisitions.

         Senior Credit Facility

         On August 23, 1999, SFX entered into a new seven-year $1.1 billion senior credit facility which replaced SFX's then-existing $350.0 million senior credit facility. The new senior credit facility is comprised of a $250.0 million multi-draw, multi-currency term loan maturing on December 31, 2005, a single-draw, $600.0 million U.S. dollar term loan maturing on June 30, 2006 and a $250.0 million reducing revolver having a letter of credit sub-limit of $75.0 million maturing on December 31, 2005. SFX used a portion of the net proceeds to finance certain of its 1999 and 2000 acquisitions and intends to use the remaining portion of the net proceeds for general corporate purposes and potential future acquisitions.

4.  ACQUISITIONS

2000 ACQUISITIONS

         During the first quarter of 2000, SFX completed the acquisitions of Speakers of Sport, which represents team sports athletes, primarily professional baseball players; the Electric Factory Concerts group of companies, the leading concert promoter in the Philadelphia, Pennsylvania area; and certain other companies. The total consideration for these acquisitions was approximately $91.6 million, including $21.6 million of deferred consideration payable in stock. In addition, SFX paid $36.1 million in cash for certain equity investments. SFX financed these acquisitions with borrowings under its senior credit facility and cash on hand.

1999 ACQUISITIONS

         The following table is a brief description of the acquisitions completed by SFX in 1999. A detailed description of the 1999 acquisitions is included in SFX's Annual Report on Form 10-K for the year ended December 31, 1999, as amended.

(in thousands)                           Cash                   Number
                                    Consideration    Value of     Of
                        Date          And Assumed     Stock      Shares                        Business
Company               Acquired         Debt (1)       Issued    Issued                          Segment
-------------------  -----------  ----------------  ---------  ----------  ------------------------------------------------------
Cellar Door           2/19/99         $  79,396      $20,000      519         Music
Nederlander           3/16/99           126,423            -        -         Music
Marquee               3/16/99            76,945       81,728    2,103         Sports
Livent                8/27/99           100,809            -        -         Theatrical
Apollo                9/17/99           218,942       37,472      980         Theatrical, Family Entertainment & Other and Music
EMA Telstar           10/4/99            27,857            -        -         Music
Mojo Works            10/21/99           40,654            -        -         Music
Other Acquisitions    Various           178,839       15,745      397         All segments
                                      ---------    ---------    -----
Total                                 $ 849,865    $ 154,945    3,999
                                      =========    =========    =====

(1) Includes cash paid related to deferred contingent purchase price agreements.

         Certain of the agreements relating to SFX's acquisitions provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies. As of March 31, 2000, SFX had accrued $19.5 million related to such contingent cash payments which are included as deferred purchase consideration on the consolidated balance sheet. SFX will continue to accrue additional amounts related to such contingent payments if and when it is determinable beyond a resonable doubt that the applicable financial performance targets will be met.

         SFX's 1999 and 2000 acquisitions were accounted for using the purchase method of accounting. The purchase price of certain of the 1999 and 2000 acquisitions have been preliminarily allocated to the assets acquired and liabilities assumed and are subject to change. Operating results for the 1999 and 2000 acquisitions are included herein from their respective acquisition dates.

         The following pro forma summary represents the consolidated results of operations for the three months ended March 31, 2000 and the year ended December 31, 1999 as if the 1999 and 2000 acquisitions and related financings had occurred as of January 1, 1999. These pro forma results have been included for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions and related financings been made as of those dates or of the results which may occur in the future (in thousands, except per share data).

                                                           Pro Forma

                                           Three Months Ended     Three Months Ended
                                             March 31, 2000         March 31, 1999
                                             --------------         --------------
Total revenue                                   $431,009               $393,654
Net loss                                        (117,226)               (37,136)
Basic and dilutive net loss per
   common shares                                  $(1.79)                $(0.58)

5. BUSINESS SEGMENTS

         SFX classifies its operations into four major business segments in the live entertainment industry: music, theater, sports and family entertainment & other. The music segment primarily consists of the promotion and production of live entertainment events, most significantly for concerts in venues owned (partially or entirely) and/or operated by SFX and in third party venues. The theater segment develops and manages touring Broadway shows and other theatrical productions and owns and operates theatrical venues. The sports segment acts as a full-service marketing and management company specializing in the representation of team sports athletes, as well as promoting specialized motor sports events. The family entertainment & other segment primarily consists of the promotion and marketing of family-oriented events, marketing and consulting for local, regional and national live marketing programs, the subscription or fee based radio and music industry data compilation and distribution, the creation and distribution of network radio special events and live concert programming and merchandising at live events.

         SFX's operations and revenues have been largely seasonal in nature, with generally higher revenues generated in the second and third quarters. SFX's outdoor venues are primarily used in the summer months and do not generate substantial revenue in the late fall, winter and early spring. SFX's entertainment marketing and consulting in connection with such outdoor venues also predominantly generate revenues in the second and third quarters. Therefore, the seasonality of SFX's business causes, and will continue to cause, a significant variation in SFX's quarterly operating results.

         SFX evaluates performance based on several factors, of which the primary financial measure is EBITDA, because this measure approximates the cash flow generated by each segment. EBITDA is defined as earnings before interest, taxes, investment and other income, minority interest, other charges and depreciation and amortization, including integration and start-up costs. The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in SFX's Annual Report on Form 10-K, for the year ended December 31, 1999, as amended.

                                                       THREE MONTHS ENDED MARCH 31, 2000 (IN THOUSANDS)
                                    ------------------------------------------------------------------------------------
                                                                                 FAMILY
                                                                              ENTERTAINMENT
                                       MUSIC        THEATRICAL      SPORTS       & OTHER       CORPORATE        TOTAL
                                    -----------    -----------   -----------   -----------    -----------    -----------
Total revenue                       $   170,121    $   112,146   $    83,835   $    61,787    $        --    $   427,889
                                    ===========    ===========   ===========   ===========    ===========    ===========
EBITDA                              $       (30)   $    14,487   $    17,799   $     4,165    $    (6,322)   $    30,099
Depreciation and amortization,
   including integration and
   start-up costs of $3,734              23,868          5,945        11,359         5,979          1,868         49,019
Other charges                                --             --            --            --         82,020         82,020
                                    -----------    -----------   -----------   -----------    -----------    -----------
Income (loss) from operations       $   (23,898)   $     8,542   $     6,440   $    (1,814)   $   (90,210)   $  (100,940)
                                    ===========    ===========   ===========   ===========    ===========    ===========
Total assets as of March 31, 2000   $ 1,640,852    $   576,448   $   429,901   $   191,871    $   170,809    $ 3,009,881
                                    ===========    ===========   ===========   ===========    ===========    ===========

                                                      THREE MONTHS ENDED MARCH 31, 1999 (IN THOUSANDS)
                                    ------------------------------------------------------------------------------------
                                                                                 FAMILY
                                                                              ENTERTAINMENT
                                       MUSIC        THEATRICAL      SPORTS       & OTHER       CORPORATE        TOTAL
                                    -----------    -----------   -----------   -----------    -----------    -----------
Total revenue                       $   106,103    $    80,383   $    55,749   $    33,886    $        --    $   276,121
                                    ===========    ===========   ===========   ===========    ===========    ===========
EBITDA                              $     2,203    $     7,587   $    14,452   $     3,727    $    (5,180)   $    22,789
Depreciation and amortization,
   including integration and
   start-up costs of $1,428              15,286          2,472         3,046         4,637            787         26,228
Othercharges                                 --             --            --            --            983            983
                                    -----------    -----------   -----------   -----------    -----------    -----------
Income (loss) from operations       $   (13,083)   $     5,115   $    11,406   $      (910)   $    (6,950)   $    (4,422)
                                    ===========    ===========   ===========   ===========    ===========    ===========

                                    -----------    -----------   -----------   -----------    -----------    -----------
Total assets as of March 31, 1999   $ 1,059,957    $   144,419   $   336,528   $   255,656    $    65,306    $ 1,861,866
                                    ===========    ===========   ===========   ===========    ===========    ===========

6. OTHER CHARGES

         Other charges for the three months ended March 31, 2000 were $82.0 million consisting of $69.9 million of non-cash charges, $7.6 million of merger related expenses, primarily investment banking and legal fees related to the proposed merger of SFX with a subsidiary of Clear Channel Communications, Inc. and $4.5 million of cash payments, principally to settle potential rights to future payments under a contingent purchase price agreement.

         The $69.9 million of non-cash charges consisted primarily of $54.2 million related to the issuance of fully-vested options to purchase 2,102,500 shares of SFX's Class A Common Stock at prices that were below the then current market price. The options were issued to members of SFX's senior management group in connection with new long-term employment agreements entered into on January 15, 2000. The non-cash charges also included $14.7 million related to the forgiveness of loans granted under an executive loan program and $1.0 million related to the issuance of stock options. In connection with the above agreements, each executive agreed to forfeit his change of control stock options provided for under his previous employment agreement.

         Other charges for the three months ended March 31, 1999 of $983,000 consisted of charges related to the issuance of stock options.

7. DILUTIVE EARNINGS PER SHARE

         Outstanding stock options at March 31, 2000 and 1999 had no dilutive effect on basic earnings per share during the three months ended March 31, 2000 and 1999 due to the SFX's net loss position.

8. GUARANTEES BY SUBSIDIARIES

         SFX is a holding company that has no operating assets or operations of its own. Substantially all of SFX's subsidiaries are wholly owned and have jointly and severally guaranteed SFX's senior subordinated notes (the "Guarantors"). A certain subsidiary which is not wholly owned (the "Non-Wholly Owned Guarantor Subsidiary") guarantees such indebtedness and certain subsidiaries (the "Non-Guarantor Subsidiaries") do not guarantee such indebtedness.

         Full financial statements of the Guarantors, Non-Guarantor Subsidiaries and the Non-Wholly Owned Guarantor Subsidiary have not been included because, pursuant to their respective guarantees, the Guarantors are jointly and severally liable with respect to the senior subordinated notes and management believes that the Non-Guarantor Subsidiaries and Non-Wholly Owned Guarantor are not material to SFX on a consolidated basis. Accordingly, SFX does not believe that the information contained in separate full financial statements of the Guarantors, Non-Guarantor Subsidiaries or the Non-Wholly Owned Guarantor Subsidiary would be material to investors. The following are summarized unaudited statements setting forth certain financial information concerning the Guarantors, the Non-Guarantor Subsidiaries and the Non-Wholly Owned Guarantor Subsidiary as of and for the three months ended March 31, 2000 and 1999 (in thousands).

                                                            AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                      -----------------------------------------------------------------------------------------
                                                                                     NON-WHOLLY                        SFX
                                           SFX                                          OWNED                    ENTERTAINMENT,
                                      ENTERTAINMENT,                 NON-GUARANTOR   GUARANTOR                        INC.
                                           INC.        GUARANTORS    SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS   CONSOLIDATED
                                      -----------------------------------------------------------------------------------------
Current assets                         $   145,888    $   294,298    $    77,455    $       541    $        --    $   518,182
Property and equipment, net                 18,118        472,678        197,852             90             --        688,738
Goodwill, net                                   --      1,386,064        205,863          9,402             --      1,601,329
Investment in subsidiaries               2,295,179         93,209          7,318             --     (2,295,179)       100,527
Other assets                                61,622         17,558         18,153          3,772             --        101,105
                                      -----------------------------------------------------------------------------------------
   Total assets                        $ 2,520,807    $ 2,263,807    $   506,641    $    13,805    $(2,295,179)   $ 3,009,881
                                      =========================================================================================
Current liabilities                    $    63,656    $   287,605    $   121,781    $       185    $      (205)   $   473,022
Long-term debt, less current portion     1,391,414         24,798         10,031             --         (8,155)     1,418,088
Other liabilities                           12,341         39,272          4,256             --             --         55,869
Minority interest                               --          3,711          3,907          1,888             --          9,506
Temporary equity                            17,026             --             --             --             --         17,026
Shareholders' equity                     1,036,370      1,908,421        366,666         11,732     (2,286,819)     1,036,370
                                      -----------------------------------------------------------------------------------------
Total liabilities                      $ 2,520,807    $ 2,263,807    $   506,641    $    13,805    $(2,295,179)   $ 3,009,881
                                      =========================================================================================
Revenue                                $        --    $   370,280    $    56,495    $     1,114    $        --    $   427,889
Operating expenses                          87,475        383,166         56,667          1,521             --        528,829
Interest expense, net                       30,832          1,940            274             (2)          (270)        32,774
Minority interest                               --            440            194             --             --            634
(Benefit) provision for
   income taxes                            (17,291)            (6)            40             --             --        (17,257)
                                      -----------------------------------------------------------------------------------------
Net (loss) income                      $  (101,016)   $   (15,260)   $      (680)   $      (405)   $       270    $  (117,091)
                                      =========================================================================================
Cash flows (used in) provided by
   operating activities                $   (29,396)   $    55,285    $    (2,332)   $       368    $        --    $    23,925
Cash flows (used in) provided by
   investing activities                   (158,522)       (16,086)         3,145             (3)            --       (171,466)
Cash flows provided by (used in)
   financing activities                     42,829           (764)            12             --             --         42,077
Effect of exchange rate                         --         (1,034)            --             --             --         (1,034)
Cash at the beginning
     of the period                         263,909         68,384         50,187            160             --        382,640
Cash at the end of the period          $   118,820    $   105,785    $    51,012    $       525    $        --    $   276,142

                                                            AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                      -----------------------------------------------------------------------------------------
                                                                                     NON-WHOLLY                        SFX
                                           SFX                                          OWNED                    ENTERTAINMENT,
                                      ENTERTAINMENT,                 NON-GUARANTOR   GUARANTOR                        INC.
                                           INC.        GUARANTORS    SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS   CONSOLIDATED
                                      -----------------------------------------------------------------------------------------
Revenue                                $        --    $   272,960    $       805    $     2,356    $        --    $   276,121
Operating expenses                           4,432        269,898          3,553          2,660             --        280,543
Interest expense, net                       18,009           (782)         1,224             --           (236)        18,215
Minority interest                               --            147             --            (63)            --             84
Provision for income taxes                  (6,441)         1,345             --             --             --         (5,096)
                                      -----------------------------------------------------------------------------------------
Net (loss) income                      $   (16,000)   $     2,352    $    (3,972)   $      (241)   $       236    $   (17,625)
                                      =========================================================================================
Cash flows (used in ) provided by
   operating activities                $   (26,561)   $    29,809    $     1,144    $       930    $        --    $     5,322
Cash flows  used in investing
   activities                             (265,025)       (10,089)          (537)            --             --       (275,651)
Cash flows provided by (used in)
   financing activities                    302,680          1,398           (540)            --             --        303,538
Cash at the beginning
     of the period                           3,685         44,132            111             93             --         48,021
Cash at the end of the period          $    14,779    $    65,250    $       178    $     1,023    $        --    $    81,230

         The summarized consolidating balance sheet concerning the Guarantors, the Non-Guarantor Subsidiaries and the Non-Wholly Owned Guarantor Subsidiaries as of December 31, 1999 is included in SFX's Annual Report on Form 10-K for the year ended December 31, 1999, as amended.

9. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

         While SFX is involved in several lawsuits and claims arising in the ordinary course of business, SFX is not currently a party to any legal proceeding that management believes would have a material adverse effect on its business, financial position or results of operations.

         Between approximately February 29 and March 10, 2000, 11 lawsuits were filed in the Court of Chancery in the State of Delaware, New Castle County, by various plaintiffs, all claiming to be holders of SFX Class A Common Stock, against SFX, its directors and Clear Channel. The complaints all seek essentially the same relief, i.e., certification as a class action, an injunction enjoining consummation of the merger and/or damages in an amount to be determined. The complaints allege that the difference in consideration for the Class A and Class B Common Stock of SFX constitutes unfair consideration to the Class B common stockholders. The complaints allege that SFX's directors have breached their fiduciary duty in agreeing to such terms and conditions and further allege that Clear Channel aided and abetted the actions of the directors of SFX. To date, no answers have been filed by any of the defendants. A plaintiff in one of the lawsuits has filed a motion for summary judgment. The defendants have replied to that motion and it is currently pending before the court. SFX and the other defendants intend to defend the actions vigorously and believe they are without merit.

         On May 12, 2000, SFX and counsel to the plaintiffs in the shareholder litigation entered into a memorandum of understanding regarding a proposed settlement that would result in a modification of the consideration payable to such holders in the merger. Under the proposed settlement, Clear Channel would pay to the holders of the SFX Class A Common Stock an aggregate of $34.5 million, less the amount of fees and expenses awarded to plaintiffs' counsel by the court. Neither SFX nor Clear Channel would be liable for any additional legal fees or expenses of counsel for the plaintiffs. Amounts payable under the proposed settlement may be paid either in cash or Clear Channel common stock. The proposed settlement is subject to certain conditions, including court approval. Accordingly, there can be no assurance that the terms of the proposed settlement will not change or that the settlement will, in fact, occur. The shareholder litigation was the sole factor in SFX and Clear Channel agreeing to the modifications in the terms of the merger contemplated by the proposed settlement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of SFX should be read in conjunction with the consolidated financial statements and related notes thereto included in this report and SFX's Annual Report on Form 10-K for the year ended December 31, 1999, as amended. The following discussion contains certain forward-looking statements that involve risks and uncertainties. SFX's actual results could differ materially from those discussed herein. SFX undertakes no obligation to publicly release the results of any revisions to these forward-looking statements made to reflect any future events or circumstances.

GENERAL

         SFX operates primarily in four major business segments within the live entertainment industry:

o the music segment, which includes promoting and producing music events and tours and owning and operating concert venues;

o the theater segment, which includes producing and promoting theatrical events and tours and owning and operating theatrical venues;

o the sports segment, which includes talent representation, marketing, television programming and production, event management and promotion of motor sports events; and

o the family entertainment & other segment, which includes producing and promoting family-oriented events, providing marketing and consulting services, publishing music related trade magazines and producing and distributing network radio special events and concert programming.

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

         Revenue from ticket sales is affected primarily by the number of events SFX promotes, the average ticket price and the number of tickets sold. The average ticket price depends on the popularity of the artist, the size and type of venue and the general economic conditions and consumer tastes in the market where the event is being held. Generally, the promoter or producer will agree to pay the artist the greater of a minimum guarantee or a profit sharing payment based on ticket revenue less certain show expenses. The promoter generally assumes the financial risk of ticket sales and is responsible for local production and advertising of the event. When the promoter assumes the financial risk, all revenue and expenses associated with the event are recorded. Revenue received before the event date is initially recorded on the balance sheet as deferred revenue; after the event occurs, it is recorded on the consolidated statement of operations as gross revenue.

         SFX's most significant operating expenses are talent fees, production costs and venue operating expenses, including rent, advertising costs and insurance expense. The booking of talent in the concert promotion business generally involves contracts for limited engagements, often involving a small number of performances. As a producer, SFX is generally responsible for the booking of talent for a larger number of events, often an artist's entire tour. Talent fees depend primarily on the popularity of the artist, the ticket price that the artist can command at a particular venue and the expected level of ticket sales. Production costs and venue operating expenses have substantial fixed cost components and variable costs primarily related to expected attendance. Certain expenses are deferred on the consolidated balance sheet as prepaid event expenses until the event occurs; after the event occurs, they are recorded on the statement of operations as costs of revenues.

         Theater

         SFX's theatrical operations are directed mainly towards the presentation of touring Broadway shows at owned and/or operated venues, the production and promotion of touring Broadway shows and owning and operating theatrical venues. Touring Broadway shows generate revenues primarily from ticket sales and sponsorships. The principal source of revenue at owned and/or operated venues is rental income from production companies, merchandise sales and concession sales. Revenue from ticket sales is primarily affected by the popularity of the production and the general economic conditions and consumer tastes in the particular market and venue where the production is presented. To reduce its dependency on the success of any single touring production, SFX sells advance annual subscriptions that provide the purchaser with tickets for all of the shows that SFX intends to tour in the particular market during the touring season. Historically, approximately 30% of ticket sales for touring Broadway shows presented by SFX were sold through advance annual subscriptions. Subscription related revenues received before the event date and other advanced ticket sales are initially recorded on the balance sheet as deferred revenue; after the event occurs, they are recorded on the statement of operations as gross revenue. Promotion expenses are capitalized during the year on the consolidated balance sheet as prepaid event expenses until the event occurs. Production expenses are capitalized on the consolidated balance sheet as prepaid event expenses until the tour begins, at which time all costs are amortized over the expected life of the tour, which is generally less than one year. Subscriptions for touring Broadway shows typically cover approximately two-thirds of SFX's break-even cost point for those shows. The principal source of revenue at owned or operated venues is rental income, concession sales and sponsorship income.

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

         SFX also makes equity investments in original Broadway productions, principally as a means to obtain the touring rights for such shows. These investments are generally accounted for using either the equity method or the cost method of accounting, based on the percentage of ownership. SFX monitors the recoverability of these investments on a regular basis, and may be required to take write-offs if the original production closes or if SFX determines that the production will not recoup the investment. The timing of any write-off could materially adversely affect the operating results of the theatrical segment in a particular period.

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

         SFX's motor sports activities consist principally of the production and promotion of specialized motor sports, which generate revenues primarily from ticket sales and sponsorships, as well as merchandising and video rights associated with producing motor sports events. Ticket prices for these events are generally lower than for theatrical or music concert events. Event-related revenues received before the event date are initially recorded on the consolidated balance sheet as deferred revenue. After the event occurs, they are recorded on the consolidated statement of operations as gross revenue. Operating expenses associated with motor sports activities include talent, rent, track preparation costs, security and advertising. These operating expenses are generally fixed costs that vary based on the type of event and venue where the event is held. Expenses are deferred on the consolidated balance sheet as prepaid event expenses until the event occurs. After the event occurs, it is recorded on the consolidated statement of operations as costs of revenues.

         Family Entertainment & Other

         The family entertainment segment produces and presents family-oriented entertainment such as children's theatrical shows, dance shows, ice-skating and artifact exhibits worldwide. SFX's other principal businesses include the production and distribution of radio industry trade magazines and the provision of radio airplay and music retail research services. The primary sources of revenues from these activities include the sale of advertising space in its publications and the sale of advertising time on radio stations that carry its syndicated shows, subscription fees for its trade publications and subscription fees for access to its database of radio play lists and audience data. Revenues generally vary based on the overall advertising environment and competition.

         SFX also provides marketing and consulting services pursuant to contracts with individual clients for specific projects. Revenues from and costs related to these services vary based on the type of service being provided.

PROPOSED MERGER WITH CLEAR CHANNEL COMMUNICATIONS, INC.

         On February 29, 2000 SFX announced that it had entered into a definitive merger agreement with Clear Channel Communications, Inc. Under the terms of the merger agreement, the Class A stockholders of SFX will receive 0.6 shares of Clear Channel Communications, Inc. common stock for each SFX share, and Class B stockholders of SFX will receive one share of Clear Channel Communications, Inc. common stock for each SFX share, on a fixed exchange basis. The proposed merger would require an amendment to SFX's certificate of incorporation to allow the unequal consideration being paid to holders of Class A and Class B Common Stock. The transaction is expected to be consummated early in the third quarter of 2000, subject to the approval of the Class A and B stockholders of SFX, customary regulatory approvals and other closing conditions. On May 4, 2000, the U.S. Federal Trade Commission granted early termination on the statutory waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, with respect to the proposed merger. For more information regarding the terms of the merger, please refer to the Agreement and Plan of Merger, which has been incorporated by reference as an exhibit to this Report, and the proxy statement filed with the Securities and Exchange Commission. The information included in this Report is being presented by SFX without input from Clear Channel and without consideration of Clear Channel's plans, if any, following the merger. No assurances can be given that the merger will be consummated on the terms currently contemplated, or at all.

         Under the terms of the merger agreement between Clear Channel and SFX, certain payments and other distributions will be made to employees and senior management of SFX in connection with the merger, which would result in SFX recording significant compensation expense.

         Clear Channel is a public company and is therefore subject to the informational reporting requirements of the Securities Exchange Act of 1934. Accordingly, information regarding the business and operations of Clear Channel is filed with the Securities and Exchange Commission and is publicly available.

STOCK SPLIT

         In July of 1999, SFX completed a three-for-two split of its Class A and Class B Common Stock. The financial and share information presented herein has been restated, to the extent applicable, to reflect the effect of the stock split.

1999 ACQUISITIONS

         The following table is a brief description of the acquisitions completed by SFX in 1999. A detailed description of the 1999 acquisitions is included in the SFX's Annual Report on Form 10-K for the year ended December 31, 1999, as amended.

(in thousands)                    Cash                   Number
                              Consideration  Value of      of
                       Date    And Assumed    Stock      Shares                    Business
   Company           Acquired   Debt (1)      Issued     Issued                    Segment
-------------------------------------------------------------------------------------------------------------------
Cellar Door          2/19/99    $ 79,396   $ 20,000        519   Music
Nederlander          3/16/99     126,423         --         --   Music
Marquee              3/16/99      76,945     81,728      2,103   Sports
Livent               8/27/99     100,809         --         --   Theatrical
Apollo               9/17/99     218,942     37,472        980   Theatrical, Family Entertainment & Other and Music
EMA Telstar          10/4/99      27,857         --         --   Music
Mojo Works           10/21/99     40,654         --         --   Music
Other Acquisitions   Various     178,839     15,745        397   All segments
                                --------   --------      -----
Total                           $849,865   $154,945      3,999
                                ========   ========      =====

(1) Includes cash paid related to deferred contingent purchase price agreements.

         2000 ACQUISITIONS

         During the first quarter of 2000, SFX completed the acquisitions of Speakers of Sport, which represents team sports athletes, primarily professional baseball players; the Electric Factory Concerts group of companies, the leading concert promoter in the Philadelphia, Pennsylvania area; and certain other companies. The total cash consideration for these acquisitions was approximately $91.6 million, including $21.6 million of deferred consideration payable in stock. In addition, SFX paid $36.1 million in cash for certain equity investments. SFX financed these acquisitions with borrowings under its senior credit facility and cash on hand.

         Pursuant to certain of the acquisition agreements entered into by SFX in 1998, 1999 and 2000, and other related agreements, SFX may be required make additional payments or repurchase shares of its Class A Common Stock.

         Although SFX is currently pursuing certain additional acquisitions, it has not entered into any definitive agreements with respect to any significant acquisitions, and there can be no assurance that it will do so.

         SFX's 1999 and 2000 acquisitions were accounted for using the purchase method of accounting. The purchase price of certain of the 1999 and 2000 acquisitions has been preliminarily allocated to the assets acquired and the liabilities assumed and are subject to change. Operating results of the 1999 and 2000 acquisitions are included in the consolidated statement of operations from their respective acquisition dates. The goodwill created in the purchase transactions will generally be amortized against future earnings, if any, over periods up to 15 years. As of March 31, 2000, SFX had recorded approximately $1.6 billion of goodwill related to its acquisitions. The amount of amortization will be substantial and will continue to affect SFX's operating results in the future. These expenses, however, do not result in an outflow of cash by SFX and do not impact EBITDA.

FINANCINGS

         February 1999 Equity Offering

         In February 1999, SFX consummated an offering of 7,423,500 shares of its Class A Common Stock at an offering price of $37.00 per share and received net proceeds of approximately $260.7 million. SFX used the proceeds to finance certain of the 1999 acquisitions.

         August 1999 Equity Offering

         In August 1999, SFX consummated an offering of 8,625,000 shares of its Class A Common Stock at an offering price of $41.00 per share and received net proceeds of approximately $337.9 million. SFX used the proceeds to consummate certain of its 1999 and 2000 acquisitions.

         Senior Credit Facility

         On August 23, 1999, SFX entered into a new seven-year $1.1 billion senior credit facility which replaced SFX's then-existing $350.0 million senior credit facility. The new senior credit facility is comprised of a $250.0 million multi-draw, multi-currency term loan maturing on December 31, 2005, a single-draw, $600.0 million U.S. dollar term loan maturing on June 30, 2006 and a $250.0 million reducing revolver having a letter of credit sub-limit of $75.0 million maturing on December 31, 2005. SFX used a portion of the net proceeds to finance certain of its 1999 and 2000 acquisitions and intends to use the remaining portion of the net proceeds for general corporate purposes and potential future acquisitions.

RESULTS OF OPERATIONS

         The operating performance of entertainment companies, such as SFX, is measured, in part, by their ability to generate EBITDA. Further, SFX uses EBITDA, as the primary indicator of its operating performance and as a measure of liquidity. "EBITDA" is defined as earnings before interest, taxes, investment and other income, minority interest, other charges and depreciation and amortization, including integration and start-up costs. Although EBITDA is not a measure of performance calculated in accordance with GAAP, SFX believes that the entertainment industry accepts EBITDA as a generally recognized measure of performance and analysts who report publicly on the performance of entertainment companies use EBITDA. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with GAAP. EBITDA, as SFX calculates it, may not be comparable to calculations of similarly titled measures presented by other companies.

         SFX's operations and revenues have been largely seasonal in nature, with generally higher revenues generated in the second and third quarters. For example, on a pro forma basis for the 1999 Acquisitions, SFX generated approximately 59% of its 1999 revenues in the second and third quarters. SFX's outdoor venues are primarily used in the summer months and do not generate substantial revenue in the late fall, winter and early spring. SFX's entertainment marketing and consulting in connection with such outdoor venues also generate a large share of revenues in the second and third quarters. Therefore, the seasonality of SFX's business causes, and will continue to cause, a significant variation in SFX's quarterly operating results.

Historical Results

         Three months ended March 31, 2000 as compared to the three months ended March 31, 1999

         During 1999 and the first quarter of 2000, SFX made significant acquisitions in each of its business segments. The 1999 and 2000 acquisitions contributed to the changes in revenue, EBITDA and operating income, before corporate charges, in each of the segments, for the three months ended March 31, 2000 as compared to the comparable period in 1999. The following table summarizes each segment's operating performance for the three months ended March 31, 2000 and 1999 (in thousands):

                                   Revenue                  EBITDA            Operating (loss) income
                            ---------------------   ----------------------    -----------------------
                               2000        1999        2000         1999         2000         1999
                            ---------   ---------   ---------    ---------    ---------    ---------
Segments:
     Music                  $ 170,121   $ 106,154   $     (30)   $   2,203    $ (23,898)   $ (13,083)
     Theatrical               112,146      76,037      14,487        7,587        8,542        5,115
     Sports                    83,835      55,749      17,799       14,452        6,440       11,406
     Family entertainment
        & other                61,787      38,181       4,165        3,727       (1,814)        (910)
                            ---------   ---------   ---------    ---------    ---------    ---------
Segment performance           427,889     276,121      36,421       27,969      (10,730)       2,528
    Corporate                      --          --      (6,322)      (5,180)     (90,210)      (6,950)
                            ---------   ---------   ---------    ---------    ---------    ---------
Total                       $ 427,889   $ 276,121   $  30,099    $  22,789    $(100,940)   $  (4,422)
                            =========   =========   =========    =========    =========    =========

(1) As used in these tables, EBITDA excludes integration and start-up costs, and other charges. Certain segment information in 1999 has been reclassified to conform to the 2000 presentation.

         Music Revenue increased by $64.0 million to $170.1 million for the three months ended March 31, 2000, compared to $106.1 million for the three months ended March 31, 1999. EBITDA decreased by $2.2 million to a loss of $30,000 from $2.2 million. The operating loss increased by $10.8 million to $23.9 million from $13.1 million. Approximately $32.2 million of the increase in revenue was the result of increased touring activity and increased ticket sales from businesses owned during both periods and approximately $31.8 million of the increase in revenue was the result of incremental revenue from the 1999 and 2000 acquisitions. The $2.2 million decrease in EBITDA primarily reflected stronger tours in the first three months of 1999 which produced higher margins than the comparable period in 2000 and seasonal losses at SFX's amphitheaters. The decrease in operating income of $10.8 million resulted from the factors contributing to the decrease in EBITDA and increased depreciation and amortization expense related to acquisitions.

         Theatrical Revenue increased by $36.1 million to $112.1 million for the three months ended March 31, 2000, compared to $76.0 million for the three months ended March 31, 1999. EBITDA increased by $6.9 million to $14.5 million from $7.6 million. Operating income increased by $3.4 million to $8.5 million from $5.1 million. Approximately $32.6 million of the increase in revenue is the result of incremental revenue from the acquisitions of Apollo and Livent which were not owned in the 1999 period and approximately $3.5 million of the increase in revenue was the result of increased theatrical touring activity during 2000. The increase in EBITDA reflected a $7.5 million contribution from the 1999 theatrical segment acquisitions, offset by a $612,000 decrease related to stronger theatrical tours in 1999. The increase in operating income of $3.4 million resulted from the factors contributing to the increase in EBITDA, partially offset by increased depreciation and amortization expense related to acquisitions.

         Sports Revenue increased by $28.1 million to $83.8 million for the three months ended March 31, 2000, compared to $55.7 million for the three months ended March 31, 1999. EBITDA increased by $3.3 million to $17.8 million from $14.5 million. Operating income decreased by $5.0 million to $6.4 million from $11.4 million. Approximately $16.8 million of the increase in revenue resulted from entities acquired by the sports segment in 1999 and 2000 and approximately $11.3 million of the increase related to increased motor sports activity. The increase in EBITDA reflected a $2.6 million improvement at companies owned for both periods, primarily as a result of increased motor sports activity and a $733,000 increase related to the sports companies acquired during 1999 and 2000. The decrease in operating income of $5.0 million resulted primarily from increased depreciation and amortization expense related to acquisitions and increased integration and start-up costs, partially offset by the factors contributing to the increase in EBITDA.

         Family Entertainment & Other Revenue increased by $23.6 million to $61.8 million for the three months ended March 31, 2000, compared to $38.2 million for the three months ended March 31, 1999. EBITDA increased by $438,000 to $4.2 million from $3.7 million. Operating income decreased by $904,000 to a $1.8 million operating loss from a $910,000 operating loss. Approximately $12.8 million of the increase in revenue was the result of incremental revenues from the acquisition of certain Apollo businesses that were not owned in 1999 and approximately $10.8 million of the increase in revenue was primarily the result of an increase in events presented. The increase in EBITDA of $438,000 primarily reflects the acquisition of Apollo in 1999 and the increase in family entertainment events presented. The increase in operating loss of $904,000 resulted from the increased depreciation and amortization expense related to acquisitions, partially offset by the factors contributing to the increase in EBITDA.

         Corporate Corporate related expenses, including other charges and depreciation and amortization were $90.2 million for the three months ended March 31, 2000 compared to $7.0 million for the three months ended March 31, 1999. The increase was primarily the result of an increase in other charges.

         Corporate expenses related to administrative overhead increased to $6.3 million from $5.2 million, largely as a result of the growth of SFX's operations.

         Depreciation and amortization expense increased to $1.9 million from $787,000, primarily as a result of the increased depreciation expense related to the investment in information technology and the formation of a shared services center.

         For the three months ended March 31, 2000, other charges of $82.0 million consisted primarily of $69.9 million of non-cash charges, $7.6 million of merger related expenses, primarily investment banking and legal fees related to the proposed merger of SFX with a subsidiary of Clear Channel Communications and $4.5 million of cash payments, principally to settle potential rights to future payments under a contingent purchase price agreement.

         The $69.9 million of non-cash charges consisted primarily of $54.2 million related to the issuance of fully-vested options to purchase 2,102,500 shares of SFX's Class A Common Stock at prices that were below the then current market price. The options were granted to members of SFX's senior management group in connection with new long-term employment agreement entered into on January 15, 2000. The non-cash charges also included $14.7 million related to the forgiveness of loans issued under an executive loan program, $817,000 related to the issuance of stock options to certain executive officers pursuant to their previous employment agreements in 1998 exercisable for an aggregate of 517,500 shares of Class A Common Stock based on a stock price of $3.67 per share and $200,000 of other non-cash charges related to the issuance of options. In connection with the above agreements, each executive agreed to forfeit his change of control stock options provided for under his previous employment agreement.

         Non-cash charges for the three months ended March 31, 1999 of $983,000 consisted primarily of the charges related to 517,500 options which vest over three years and have an exercise price of $3.67 per share.

         Interest expense, net of investment income, was $32.8 million for the three months ended March 31, 2000 as compared to $18.2 million for the three months ended March 31, 1999, primarily as a result of the additional debt incurred to consummate the 1999 and 2000 acquisitions.

         Minority interest expense increased to $634,000 for the three months ended March 31, 2000 as compared to $84,000 for the three months ended March 31, 1999 primarily as a result of certain companies acquired in 1999.

         SFX recorded income tax benefits of $17.3 million and $5.1 million for the three months ended March 31, 2000 and 1999, respectively. The current quarter benefit is for federal, foreign, state and local income taxes. The benefit differs from the statutory rate primarily as a result of non-deductible goodwill amortization, non-cash charges, employment agreement expenses and merger related expenses. The income tax benefit in 1999 was for federal, state and local taxes. The 1999 benefit differs from the statutory rate primarily as a result of non-deductible goodwill.

         The net loss was $117.1 million for the three months ended March 31, 2000, compared to a net loss of $17.6 million for the three months ended March 31, 1999, due to the matters discussed above. SFX's net loss applicable to common shares increased to $117.8 million for the three months ended March 31, 2000, as compared to $18.5 million for the three months ended March 31,1999.

LIQUIDITY AND CAPITAL RESOURCES

         SFX's principal need for funds has been for acquisitions, cash interest expense, working capital needs and capital expenditures. SFX's principal sources of funds have been proceeds from note offerings, proceeds from equity offerings, borrowings under its senior credit facility and cash flows from operations.

         Historical Cash Flows

         Net cash provided by operations was $23.9 million for the three months ended March 31, 2000, as compared to $5.3 million for the three months ended March 31, 1999. The increase was primarily attributable to increased advanced ticket sales, partially offset by other working capital changes.

         Net cash used in investing activities for the three months ended March 31, 2000 was $171.5 million as compared to $275.7 million for the three months ended March 31, 1999. The decrease in the use of funds was primarily the result of less acquisition activity in the first quarter of 2000 as compared to the first quarter of 1999.

         Net cash provided by financing activities for the three months ended March 31, 2000 was $42.1 million as compared to $303.5 million for the three months ended March 31, 1999. During the first quarter of 2000, SFX had an increase in borrowings of $44.0 million under the senior credit facility, repurchased $1.9 million of Class A Common Stock, repaid other debt of $752,000 and issued Class A Common Stock resulting in net proceeds of $704,000. During 1999, SFX completed the February 1999 equity offering, resulting in net proceeds of $261.8 million. The proceeds from the February 1999 equity offering and senior credit facility net borrowings of $44.0 million were used to complete certain of the 1999 acquisitions.

         Potential Future Acquisitions

         Consistent with its operating strategy, SFX is currently negotiating and expects to pursue additional acquisitions in the live entertainment business in the future. However, SFX has not entered into any significant definitive agreements with respect to such acquisitions and there can be no assurance that it will do so. In addition, the merger agreement recently entered into with Clear Channel Communications includes certain restrictions on SFX's ability to make acquisitions. SFX expects to use its cash on hand and amounts available under its senior credit facility to complete any future acquisitions. Any such acquisitions could result in SFX:

o issuing more of its stock, which may dilute the value of existing stock of SFX;

o        incurring a substantial amount of additional debt; and/or

o        amortizing expenses related to goodwill and other intangible assets.

         However, there can be no assurance that SFX will be able to obtain financing for such acquisitions on terms acceptable to SFX or at all. Any or all of these actions could have a material adverse impact on SFX's business, financial condition and results of operations. See "--Safe Harbor for Forward-Looking Statements--Risk Factors--If SFX is unable to complete other acquisitions in the future, SFX's business and stock price may suffer" as contained in SFX's Annual Report on Form 10-K for the year ended December 31, 1999, as amended.

         Indebtedness

         SFX has incurred and expects to continue to incur substantial amounts of indebtedness to finance acquisitions, for capital expenditures and for other corporate purposes. As a result, SFX is, and expects to remain in the foreseeable future, highly leveraged. SFX has issued $550.0 million in aggregate principal amount of its 9 1/8% senior subordinated notes due 2008. Interest of approximately $16.0 million is payable on the notes on February 1 and August 1 of each year and interest of $9.1 million is payable on the notes on June 1 and December 1 of each year.

         In August 1999, SFX entered into a new seven-year $1.1 billion senior credit facility which replaced SFX's then-existing $350.0 million senior credit facility and modified certain covenants. The new senior credit facility is comprised of a $250.0 million multi-draw, multi-currency term loan maturing on December 31, 2005, a single-draw, $600 million U.S. dollar term loan maturing on June 30, 2006 and a $250.0 million reducing revolver, maturing on December 31, 2005, having a letter of credit sub-limit of $75.0 million. Total fees and expenses paid were approximately $17.5 million which have been recorded as debt issuance costs on the consolidated balance sheet. Debt issuance costs are being amortized as non-cash interest expense over the term of the related debt.

         As of May 12, 2000, SFX had indebtedness of $844.4 million outstanding under the senior credit facility. Loans outstanding under the senior credit facility bear interest, at SFX's option, at 1.625 to 3.5 percentage points over LIBOR or the greater of the Federal Funds rate plus 0.5% or The Bank of New York's prime rate. The interest rate spreads on the term loan and revolving portion of the senior credit facility will be adjusted based on SFX's Total Leverage Ratio, as defined in the senior credit facility. As of May 12, 2000 the average interest rate for borrowings under the credit facility was 9.31%. SFX pays a per annum commitment fee on unused availability under the revolver of 0.375% to 0.5% and a per annum letter of credit fee on any outstanding letters of credit equal to the Applicable LIBOR Margin, as defined in the senior credit facility. In the first quarter of 2000, SFX entered into interest rate cap transaction agreements which limit its LIBOR interest rate to 7.5% on $100.0 million notional amount for a period of two years.

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

         In addition, as of May 12, 2000, SFX had approximately $33.5 million of other debt consisting primarily of debt and capital leases assumed in acquisitions and $54.6 million of deferred purchase consideration.

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

         SFX's substantial leverage could adversely affect its business.

         Capital Expenditures

         Capital expenditures totaled $14.5 million for the three months ended March 31, 2000. Based on its existing operations, SFX estimates capital expenditures for 2000 to be approximately $62.0 million, including approximately $46.5 million for the construction of three amphitheaters, which is expected to be funded by cash flows from operations. The projected capital expenditures do not include amounts that may be required for the potential construction of major new venues, potential major renovations at existing venue. In addition, based on preliminary estimates, SFX's expects to pay approximately $25.0 million during 2000 for leasehold improvements at its new worldwide headquarters at the Candler Building in New York, New York.

         Future Contingent Payments

         Certain of the agreements relating to SFX's acquisitions provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies. During the first quarter of 2000, SFX paid $29.1 million related to such agreements and as of March 31, 2000, SFX had accrued $19.5 million related to such contingent cash payments. SFX will continue to accrue additional amounts related to such contingent payments if and when it is determinable beyond a reasonable doubt that the applicable financial performance targets will be met.

         In connection with the spin-off of SFX from SFX Broadcasting in April 1998, SFX entered into a tax sharing agreement with SFX Broadcasting. As of March 31, 2000 , SFX has made estimated payments of $109.7 million in federal and state taxes related to the spin-off. In addition, SFX remains liable for certain tax indemnities. Management's estimates of the amount of the indemnity payment are based on assumptions which management believes are reasonable. However, upon the completion of all tax returns, including any potential tax audits, such assumptions could be modified in a manner that would result in a significant variance in the actual amount of the tax indemnity.

         No assurance can be given that SFX will have sufficient cash or other available sources of capital to make any or all of the future or contingent payments described above.

         Sources of Liquidity

         As of March 31, 2000, SFX's cash and cash equivalents totaled $276.1 million, and its working capital was $45.2 million.

         As of May 12, 2000, SFX had approximately $234.0 million in maximum borrowing availability under its senior credit facility. However, borrowing availability under the senior credit facility is subject to customary conditions, including satisfying specified Leverage Ratios, as defined in the agreement. In addition, pursuant to the indentures governing the senior subordinated notes, SFX, subject to certain limited exceptions, is only permitted to incur indebtedness if it satisfies a specified Debt to Cash Flow ratio, as defined in the indentures.

         SFX believes that its cash on hand, cash flow from operations and borrowing availability under the senior credit facility will be sufficient to satisfy existing commitments and plans, including those described above. However, there can be no assurance that SFX will be able to make planned borrowings, that SFX's business will generate sufficient cash flow from operations, or that future borrowings will be available in an amount to enable SFX to service its debt and to make necessary capital or other expenditures.

YEAR 2000 COMPLIANCE

         In prior quarters, SFX discussed the nature and progress of its plans to become Year 2000 compliant. In late 1999, SFX completed its remediation and testing of systems. As a result of those planning and implementation efforts, SFX experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. SFX is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. SFX will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

RECENT ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Holding Activities", which is required to be adopted in years beginning after June 15, 2000 in accordance with Statement No. 37. Because of SFX's minimal use of derivatives, management does not anticipate that the adopting of the new statement will have a significant effect on earnings or the financial position of SFX.

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

         The forward-looking statements herein include statements about the merger between SFX and Clear Channel Communications, Inc. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. SFX may be unable to achieve future results covered by the forward-looking statements. The statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the future results that the statements express or imply, including SFX's inability to successfully integrate its various businesses; SFX's substantial amount of debt; SFX's ability to complete acquisitions in the future; SFX's ability to secure attractive artists, events and venues; potential environmental liabilities; Year 2000 issues; regulatory matters, including those relating to compliance with applicable antitrust laws; the restrictions placed on SFX's operations by its senior credit facility and indentures; cost related to or delays in completing the proposed merger; failure of the stockholders of SFX to approve the proposed merger; the inability to obtain or meet conditions imposed for, governmental or other approvals for the proposed merger; difficulties in integrating the operations of SFX with those of Clear Channel; and changes in general, business, competitive and/or regulatory economic conditions that may adversely affect the businesses in which SFX and Clear Channel are engaged and changes in the securities markets. Please do not put undue reliance on these forward-looking statements, which speak only as of the date of this report. The following risk factors should be considered carefully in evaluating SFX and its business and the forward looking statements contained herein. SFX does not undertake to release publicly any revisions to forward looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. See our Annual Report on Form 10-K for the year ended December 31, 1999, as amended, "Safe Harbor for Forward-Looking Statements - Risk Factors."

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         SFX has significant international operations, principally in Europe and Canada. In the normal course of business, these operations are exposed to fluctuations in currency values. Management does not consider the impact of currency fluctuations to represent a significant risk. SFX does not generally enter into derivative financial instruments in the normal course of business, nor are such instruments used for speculative purposes.

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

         SFX's outstanding debt of $844.4 million under its senior credit facility at May 12, 2000 bears interest at a variable rate. A 15% increase or decrease in the average cost of SFX's variable rate debt under the facility would result in a $11.8 million increase or decrease in SFX's annual interest expense based on this borrowing level.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Between approximately February 29 and March 10, 2000, 11 lawsuits were filed in the Court of Chancery in the State of Delaware, New Castle County, by various plaintiffs, all claiming to be holders of SFX Class A Common Stock, against SFX, its directors and Clear Channel. The complaints all seek essentially the same relief, i.e., certification as a class action, an injunction enjoining consummation of the merger and/or damages in an amount to be determined. The complaints allege that the difference in consideration for the Class A and Class B common stockholders of SFX constitutes unfair consideration to the Class B common stockholders. The complaints allege that SFX's directors have breached their fiduciary duty in agreeing to such terms and conditions and further allege that Clear Channel aided and abetted the actions of the directors of SFX. To date, no answers have been filed by any of the defendants. A plaintiff in one of the lawsuits has filed a motion for summary judgment. The defendants have replied to that motion and it is currently pending before the court. SFX and the other defendants intend to defend the actions vigorously and believe they are without merit.

         On May 12, 2000, SFX and counsel to the plaintiffs in the shareholder litigation entered into a memorandum of understanding regarding a proposed settlement that would result in a modification of the consideration payable to such holders in the merger. Under the proposed settlement, Clear Channel would pay to the holders of the SFX Class A Common Stock an aggregate of $34.5 million, less the amount of fees and expenses awarded to plaintiffs' counsel by the court. Neither SFX nor Clear Channel would be liable for any additional legal fees or expenses of counsel for the plaintiffs. Amounts payable under the proposed settlement may be paid either in cash or Clear Channel common stock. The proposed settlement is subject to certain conditions, including court approval. Accordingly, there can be no assurance that the terms of the proposed settlement will not change or that the settlement will, in fact, occur. The shareholder litigation was the sole factor in SFX and Clear Channel agreeing to the modifications in the terms of the merger contemplated by the proposed settlement.

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

         On November 20, 1998, a group of plaintiffs filed a complaint against 11 booking agencies and 29 promoters, including SFX and several of its subsidiaries. According to the complaint, the plaintiffs are five individual African-Americans and five corporations owned by such individuals. The complaint alleges action by the defendants to exclude African-Americans from promoting concerts and seeks injunctive relief and damages for civil rights and antitrust violations. The focus of the action appears to be industry-wide, rather than specifically directed at SFX. On May 25, 1999, the complaint was dismissed without prejudice to plaintiffs' right to file an amended pleading. On August 9, 1999, the plaintiffs filed an amended complaint containing allegations that are substantially the same as the original complaint. On October 1, 1999, the defendants filed motions to dismiss the amended complaint. The motions to dismiss are before the court. SFX intends to defend the action vigorously.

         Although SFX is involved in several suits and claims in the ordinary course of business, it is not currently a party to any legal proceeding that it believes would have a material adverse effect on its business, financial condition or results of operation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
------   ----------------------

10.1 Amended and Restated Employment Agreement between SFX Entertainment, Inc. and David Falk, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10K for the fiscal year ended December 31, 1999, as amended (File No. 001-14993) filed with the SEC on March 30, 2000).

10.2 Amended and Restated Employment Agreement between SFX Entertainment, Inc. and Robert F.X. Sillerman, dated as of January 15, 2000 (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as amended (File No. 001-14993) filed with the SEC on March 30, 2000).

10.3 Amended and Restated Employment Agreement between SFX Entertainment, Inc. and Michael G. Ferrel, dated as of January 15, 2000 (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as amended (File No. 001-14993) filed with the SEC on March 30, 2000).

10.4 Amended and Restated Employment Agreement between SFX Entertainment, Inc. and Thomas P. Benson, dated as of January 15, 2000 (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as amended (File No. 001-14993) filed with the SEC on March 30, 2000).

10.5 Amended and Restated Employment Agreement between SFX Entertainment, Inc. and Howard J. Tytel, dated as of January 15, 2000 (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as amended (File No. 001-14993) filed with the SEC on March 30, 2000).

10.6 Employment Agreement between SFX Entertainment, Inc. and Richard A. Liese dated January 1, 2000 (incorporated by reference to Exhibit 10.53 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as amended (File No. 001-14993) filed with the SEC on March 30, 2000).

10.7 Agreement and Plan of Merger among Clear Channel Communications, Inc., CCU II Merger Sub, Inc. and SFX Entertainment, Inc. dated February 28, 2000 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-14993) filed with the SEC on February 29, 2000.

10.8 Stockholder Agreement, dated February 28, 2000, between Clear Channel Communications, Inc. and Robert F.X. Sillerman (incorporated by reference to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999 (File No. 001-14993) filed with the SEC on April 28,
         2000).

10.9 Stockholder Agreement, dated February 28, 2000, between Clear Channel Communications, Inc. and Michael G. Ferrel (incorporated by reference to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999 (File No. 001-14993) filed with the SEC on April 28, 2000).

10.10 Voting Agreement, dated February 28, 2000, between Clear Channel Communications, Inc. and Howard T. Tytel (incorporated by reference to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999 (File No. 001-14993) filed with the SEC on April 28, 2000).

10.11 Voting Agreement, dated February 28, 2000, between Clear Channel Communications, Inc. and Thomas P. Benson (incorporated by reference to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999 (File No. 001-14993) filed with the SEC on April 28, 2000).

27.1     *Financial Data Schedule

--------------

* filed herewith

(b) Reports on Form 8-K

         On February 29, 2000, SFX filed a Current Report on Form 8-K to disclose its entering into a merger agreement with Clear Channel Communications, Inc.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SFX ENTERTAINMENT, INC.



Date:    May 12, 2000                  By: /s/ Thomas P. Benson
                                           --------------------------------
                                           Thomas P. Benson
                                           Chief Financial Officer and
                                           Senior Vice President