Form 10-Q
period 2000-06-30
SFX ENTERTAINMENT INC
filed 2000-08-14
CIK 1051253

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the quarter ended June 30, 2000

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

Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 1, 2000, the number of shares outstanding of the registrant's Class A Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, was 80,000,000 and 3,000,000, respectively.

                    SFX ENTERTAINMENT, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


PART I FINANCIAL INFORMATION                                               PAGE
Item 1   Financial Statements

         Consolidated Balance Sheets at June 30, 2000 (unaudited) and
           December 31, 1999                                                 3

         Consolidated Statements of Operations for the Three Months
           Ended June 30, 2000 and 1999 (unaudited)                          4

         Consolidated Statements of Operations for the Six Months Ended
           June 30, 2000 and 1999 (unaudited)                                5

         Consolidated Statements of Cash Flows for the Six Months Ended
           June 30, 2000 and 1999 (unaudited)                                6

         Consolidated Statements of Shareholders' Equity for the Six
           Months Ended June 30, 2000 (unaudited)                            7

         Notes to Consolidated Financial Statements (unaudited)              8

Item 2   Management's Discussion and Analysis of Financial Condition        14
           and Results of Operations

Item 3   Quantitative and Qualitative Disclosure About Market Risk          23

PART II OTHER INFORMATION
Item 1   Legal Proceedings                                                  24

Item 6   Exhibits and Reports on Form 8-K                                   25

         SIGNATURES                                                         26

                             SFX ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       June 30,        December 31,
                                                                                         2000              1999
                                                                                     -----------       ------------
ASSETS                                                                               (Unaudited)
Current assets:
    Cash and cash equivalents                                                        $  236,386         $  382,640
    Accounts receivable, net                                                            186,719            120,230
    Prepaid event expenses                                                               99,774             41,154
    Investments in and receivables from theatrical and other productions                  9,062              5,978
    Other prepaid expenses                                                               20,415             23,686
    Notes receivables from related parties and employees                                  2,563              1,749
    Other current assets                                                                 12,946             12,405
                                                                                     ----------         ----------
Total current assets                                                                    567,865            587,842
Property and equipment, net of accumulated depreciation of $81,029 and
    $55,388 at June 30, 2000 and December 31, 1999, respectively                        709,747            686,246
Goodwill, net of accumulated amortization of $196,099 and
    $135,201 at June 30, 2000 and December 31, 1999, respectively                     1,589,865          1,503,981
Investment in and receivables from investees                                             95,070             64,374
Notes receivable from related parties and employees, less current portion                13,455             29,225
Debt issuance costs, net                                                                 46,603             49,888
Other assets                                                                             45,834             27,317
                                                                                     ----------         ----------
TOTAL ASSETS                                                                         $3,068,439         $2,948,873
                                                                                     ==========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                 $   34,998         $   23,714
    Accrued expenses                                                                    174,612            109,163
    Accrued interest payable                                                             25,960             23,972
    Deferred revenue                                                                    340,014            139,393
    Current portion of long-term debt                                                    14,391              7,826
    Current portion of deferred purchase consideration                                   25,765             57,610
                                                                                     ----------         ----------
Total current liabilities                                                               615,740            361,678
Long-term debt, less current portion                                                  1,406,933          1,384,992
Deferred purchase consideration, less current portion                                    17,229             18,617
Deferred income taxes                                                                    47,674             45,403
Other liabilities                                                                        12,392              9,273
                                                                                     ----------         ----------
TOTAL LIABILITIES                                                                     2,099,968          1,819,963
Minority interest                                                                         8,702             10,065
Temporary equity - stock subject to redemption                                           15,126             18,876
Shareholders' equity:
Preferred Stock, $.01 par value, 25,000,000 shares authorized, none issued                 -                  -
     and outstanding as of June 30, 2000 and December 31, 1999
Class A Common Stock, $.01 par value, 100,000,000 shares authorized,
     63,938,627 and 63,873,657 shares issued and outstanding as of June 30,
     2000 and December 31, 1999, respectively                                               639                639
ClassB Common Stock, $.01 par value, 10,000,000 shares authorized, 2,545,557 shares issued and outstanding as of June 30, 2000 and
     December 31, 1999                                                                       25                 25
Additional paid in capital                                                            1,298,926          1,238,186
Deferred compensation                                                                    (2,041)            (3,775)
Accumulated deficit                                                                    (347,048)          (133,106)
Less: cost of Class A Common Stock in treasury                                           (5,858)            (2,000)
                                                                                     ----------         ----------
Total shareholders' equity                                                              944,643          1,099,969
                                                                                     ----------         ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $3,068,439         $2,948,873
                                                                                     ==========         ==========


                             See accompanying notes.

                             SFX ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                 Three Months Ended June 30,
                                                                               -------------------------------
                                                                                   2000                1999
                                                                               -----------         -----------
Revenue                                                                        $   610,151         $   404,753
Income from equity investments                                                         674               2,932
                                                                               -----------         -----------
    Total revenue                                                                  610,825             407,685

Operating expenses:
Cost of revenues                                                                   460,132             298,029
Selling, general and administrative expenses                                        98,601              54,893
Corporate expenses                                                                   7,348               4,592
Depreciation and amortization, including integration and start-up
   costs of $5,264 and $1,594 in 2000 and 1999, respectively                        48,200              32,928
Merger related and other charges                                                    26,547               1,164
                                                                               -----------         -----------
                                                                                   640,828             391,606
                                                                               -----------         -----------
Income (loss) from operations                                                      (30,003)             16,079

Interest expense                                                                   (37,407)            (20,004)
Investment and other income                                                          2,753                 998
Minority interest                                                                     (529)               (410)
                                                                               -----------         -----------
Loss before income taxes                                                           (65,186)             (3,337)
Provision for income taxes                                                         (21,558)             (6,715)
                                                                               -----------         -----------
Net loss                                                                           (86,744)            (10,052)

Accretion on stock subject to redemption                                              (709)               (912)
                                                                               -----------         -----------
Net loss applicable to common shares                                           $   (87,453)        $   (10,964)
                                                                               ===========         ===========

Basic and dilutive net loss per common share                                   $     (1.32)        $     (0.20)
                                                                               ===========         ===========

Weighted average basic and dilutive common shares outstanding                   66,471,262          55,822,251
                                                                               ===========         ===========



                             See accompanying notes.

                             SFX ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                              Six Months Ended June 30,
                                                                          ---------------------------------
                                                                                2000                1999
                                                                          --------------        -----------
Revenue                                                                   $    1,033,221        $   679,900
Income from equity investments                                                       954              3,906
                                                                          --------------        -----------
    Total revenue                                                              1,034,175            683,806

Operating expenses:
Cost of revenues                                                                 759,805            509,158
Selling, general and administrative expenses                                     185,857             91,916
Corporate expenses                                                                13,670              9,772
Depreciation and amortization, including integration and start-up
   costs of  $8,998 and $3,022 in 2000 and 1999, respectively                     97,220             59,156
Merger related and other charges                                                 108,566              2,147
                                                                          --------------        -----------
                                                                               1,165,118            672,149
                                                                          --------------        -----------
Income (loss) from operations                                                   (130,943)            11,657
Interest expense                                                                 (73,983)           (38,809)
Investment and other income                                                        6,554              1,588
Minority interest                                                                 (1,163)              (494)
                                                                          --------------        -----------
Loss before income taxes                                                        (199,535)           (26,058)
Provision for income taxes                                                        (4,300)            (1,619)
                                                                          --------------        -----------
Net loss                                                                        (203,835)           (27,677)

Accretion on stock subject to redemption                                          (1,418)            (1,737)
                                                                          --------------        -----------
Net loss applicable to common shares                                      $     (205,253)       $   (29,414)
                                                                          ==============        ===========

Basic and dilutive net loss per common share                              $        (3.09)       $     (0.55)
                                                                          ==============        ===========

Weighted average basic and dilutive common shares outstanding                 66,443,993         53,121,386
                                                                          ==============        ===========



                             See accompanying notes.

                             SFX ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                Six Months Ended June 30,
                                                                                -------------------------
                                                                                   2000           1999
                                                                                ----------     ----------
Operating activities:
Net loss                                                                        $(203,835)      $ (27,677)
Adjustment to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization                                                   88,222          56,134
   Income from equity investments, net of amounts received                          4,280           2,932
   Non-cash charges                                                                71,078           2,147
   Minority interest                                                                1,163             494
Changes in operating assets and liabilities, net of amounts acquired:
   Accounts receivable, net                                                       (70,541)        (20,646)
   Prepaid event expenses                                                         (57,845)        (17,198)
   Other prepaid expenses and other current assets                                  3,838           3,291
   Other assets and notes receivable from related parties                          (9,211)         (6,741)
   Accounts  payable, accrued expenses and other liabilities                       45,752         (32,299)
   Accrued interest payable                                                         1,988           1,033
   Deferred revenue                                                               184,503         132,884
                                                                                ---------       ---------
Net cash provided by operating activities                                          59,392          94,354
                                                                                ---------       ---------

Investing activities:
   Purchases of  businesses, net of  cash acquired                               (195,985)       (308,933)
   Purchases of property and equipment                                            (47,223)        (26,588)
                                                                                ---------       ---------
Net cash used in investing activities                                            (243,208)       (335,521)
                                                                                ---------       ---------

Financing activities:
   Borrowings under the senior credit facilities                                   44,000         199,000
   Proceeds from the issuance of common stock                                          -          260,697
   Payment for treasury stock                                                      (3,858)            -
   Repayment of debt and capital lease obligations                                   (922)       (166,285)
   Other                                                                            1,156            (913)
                                                                                ---------       ---------
Net cash provided by financing activities                                          40,376         292,499
                                                                                ---------       ---------

Effect of exchange rate changes on cash                                            (2,814)            -
                                                                                ---------       ---------
Net (decrease) increase in cash and cash equivalents                             (146,254)         51,332
Cash and cash equivalents at beginning of period                                  382,640          48,021
                                                                                ---------       ---------
Cash and cash equivalents at end of period                                      $ 236,386       $  99,353
                                                                                =========       =========
Supplemental disclosure of cash flow information:
Cash paid for interest                                                          $  68,449       $  36,299
                                                                                =========       =========
Cash paid for income taxes                                                      $   2,878       $   2,715
                                                                                =========       =========

Supplemental disclosure of non-cash investing and financing activities:
o Issuance of equity securities, the assumption of debt and the agreement to pay future cash consideration in connection with certain acquisitions (see
     Note 3).



                             See accompanying notes.

                                         SFX ENTERTAINMENT, INC.
                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     (IN THOUSANDS, EXCEPT SHARE DATA)


                                         Class A     Class B     Additional
                                          Common      Common      Paid-In       Deferred      Accumulated  Treasury
                                          Stock       Stock       Capital     Compensation      Deficit      Stock      Total
                                        ---------   ----------  -----------  --------------   -----------  --------   ----------
Balances, January 1, 2000                  $639         $25      $1,238,186     $(3,775)       $(133,106)   $(2,000)  $1,099,969
Issuance of 83,723 shares of Class A
  Common Stock pursuant to the
  exercise of employee stock options          -           -           1,156           -                -          -        1,156
Issuance of options to purchase
  2,102,500 shares of Class A
  Common Stock pursuant to
  employment agreements                       -           -          54,308           -                -          -       54,308
Repurchase of 66,643 shares of
  Class A Common Stock                        -           -           3,858           -                -     (3,858)           -
Accretion on stock subject to
   redemption                                 -           -           1,418           -           (1,418)         -            -
Amortization of deferred
  compensation                                -           -               -       1,734                           -        1,734
Net loss                                      -           -               -           -          (203,835)        -     (203,835)
Comprehensive loss:
   Foreign currency translation (1)           -           -               -           -            (8,689)        -       (8,689)
                                        ---------   ----------  -----------  --------------   -----------  --------   ----------
Comprehensive loss                            -           -               -           -          (212,524)        -     (212,524)
                                        ---------   ----------  -----------  --------------   -----------  --------   ----------
Balances, June 30, 2000 (unaudited)        $639         $25      $1,298,926     $(2,041)       $ (347,048)  $(5,858)  $ (944,643)
                                        =========   ==========  ===========  ==============   ===========  ========   ==========

(1) The foreign currency translation loss for the three months ended June 30, 2000 was $6.3 million.


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

         Information with respect to the three and six months ended June 30, 2000 and 1999 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of SFX, for the periods presented.

2.  MERGER WITH CLEAR CHANNEL COMMUNICATIONS, INC.

         On February 29, 2000, SFX announced that it entered into a definitive merger agreement with Clear Channel Communications, Inc. ("Clear Channel"). On August 1, 2000, the merger was consummated and SFX became a wholly owned subsidiary of Clear Channel. Under the terms of the merger agreement, the Class A stockholders of SFX received 0.60 shares of Clear Channel common stock for each SFX share, and Class B stockholders of SFX received one share of Clear Channel common stock for each SFX share, on a fixed exchange basis. In connection with the merger, SFX's senior credit facility was repaid in its entirety. In addition, as a result of the merger, SFX is required to make an offer to repurchase the $550 million aggregate principal amount of senior subordinated notes due 2008 at 101% of their principal amount, plus accrued and unpaid interest and liquidated damages. As of the merger date, the unamortized debt issuance costs related to the senior credit facility and the senior subordinated notes were approximately $16.8 million and $29.2 million, respectively.

         Under the terms of the merger agreement between Clear Channel and SFX, certain payments and other distributions were made to senior management and other employees of SFX, which will result in SFX recording significant compensation expense as of the merger date.

         Between approximately February 29 and March 10, 2000, 11 lawsuits were filed by various plaintiffs against SFX, its directors and Clear Channel with respect to the proposed merger. On May 12, 2000, SFX and counsel to the plaintiffs in the shareholder litigation entered into a memorandum of understanding regarding a proposed settlement that would result in a modification of the consideration payable to such holders in the merger (See
Note 8).

3.  ACQUISITIONS

2000 ACQUISITIONS

          During the first six months of 2000, SFX completed the acquisitions of Speakers of Sport, which represents team sports athletes, primarily professional baseball players; the Electric Factory Concerts group of companies, the leading concert promoter in the Philadelphia, Pennsylvania area; and certain other companies. The total consideration for these acquisitions was approximately $98.4 million in cash, $20.0 million of deferred consideration payable in stock and $1.6 million of deferred purchase consideration payable in cash. In addition, SFX paid $41.6 million in cash for certain equity investments. SFX financed these acquisitions with borrowings under its senior credit facility and cash on hand.

1999 ACQUISITIONS

         The following table is a brief description of the acquisitions completed by SFX in 1999. A detailed description of the 1999 acquisitions is included in SFX's Annual Report on Form 10-K for the year ended December 31, 1999, as amended.

    (in thousands)                             Cash                        Number
                                          Consideration        Value of      Of
                              Date          And Assumed         Stock      Shares                 Business
    Company                 Acquired         Debt (1)           Issued     Issued                 Segment
    --------------------    ----------    ---------------     ---------   ---------    -------------------------------
    Cellar Door              2/19/99          $ 79,396          $ 20,000       519     Music
    Nederlander              3/16/99           126,423                 -         -     Music
    Marquee                  3/16/99            76,945            81,728     2,103     Sports
    Livent                   8/27/99           100,809                 -         -     Theater
    Apollo                   9/17/99           218,942            37,472       980     Theater, Family Entertainment
                                                                                         & Other and Music
    EMA Telstar              10/4/99            27,857                 -         -     Music
    Mojo Works              10/21/99            40,654                 -         -     Music
    Other Acquisitions       Various           178,839            15,745       397     All segments
                                           --------------     ----------  ---------
    Total                                     $849,865         $ 154,945     3,999
                                           ==============     ==========  =========

         (1) Includes cash paid related to deferred contingent purchase price agreements.

         Certain of the agreements relating to SFX's acquisitions provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies. As of June 30, 2000, SFX had paid all amounts due related to such contingent cash payments. SFX will accrue additional amounts related to such contingent payments if and when it is determinable beyond a reasonable doubt that the applicable financial performance targets will be met.

         SFX's 1999 and 2000 acquisitions were accounted for using the purchase method of accounting. The purchase price of certain of the 1999 and 2000 acquisitions have been preliminarily allocated to the assets acquired and liabilities assumed and are subject to change. Operating results for the 1999 and 2000 acquisitions are included herein from their respective acquisition dates.

         The following pro forma summary represents the consolidated results of operations for the six months ended June 30, 2000 and 1999 as if the 1999 and 2000 acquisitions and related financings had occurred as of January 1, 1999. These pro forma results have been included for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions and related financings been made as of those dates or of the results which may occur in the future (in thousands, except per share data).

                                                        Pro Forma
                                           Six Months Ended   Six Months Ended
                                            June 30, 2000      June 30, 1999
                                           ----------------   ----------------

Total revenue                                $ 1,058,640         $ 959,150
Net loss applicable to common shareholders      (202,402)          (51,549)
Basic and dilutive net loss per
   common share                              $     (3.08)        $   (0.79)

4. BUSINESS SEGMENTS

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

         SFX evaluates performance based on several factors, of which the primary financial measure is EBITDA, because this measure approximates the cash flow generated by each segment. EBITDA is defined as earnings before interest, taxes, investment and other income, minority interest, merger related and other charges and depreciation and amortization, including integration and start-up costs. The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in SFX's Annual Report on Form 10-K, for the year ended December 31, 1999, as amended.

                                               THREE MONTHS ENDED JUNE 30, 2000 (IN THOUSANDS)
                                   ------------------------------------------------------------------------
                                                                        FAMILY
                                                                     ENTERTAINMENT
                                      MUSIC       THEATER    SPORTS     & OTHER     CORPORATE       TOTAL
                                   ----------    --------   -------- -------------  ---------    ----------
Total revenue                      $  408,253    $ 90,302   $ 36,195    $ 76,075    $      --    $  610,825
                                   ==========    ========   ========    ========    =========    ==========
EBITDA                             $   33,213    $  7,935   $  6,287    $  4,104    $  (6,795)   $   44,744
Depreciation and amortization,
   including integration and
   start-up costs of $5,264            25,398       5,909      8,696       5,621        2,576        48,200
Merger related and other charges           --          --         38          --       26,509        26,547
                                   ----------    --------   --------    --------    ---------    ----------
Income (loss) from operations      $    7,815    $  2,026   $ (2,447)   $ (1,517)   $ (35,880)   $  (30,003)
                                   ==========    ========   ========    ========    =========    ==========
Total assets as of June 30, 2000   $1,824,433    $575,723   $449,640    $187,845    $  30,798    $3,068,439
                                   ==========    ========   ========    ========    =========    ==========

                                               THREE MONTHS ENDED JUNE 30, 1999 (IN THOUSANDS)
                                   ------------------------------------------------------------------------
                                                                        FAMILY
                                                                     ENTERTAINMENT
                                      MUSIC       THEATER    SPORTS     & OTHER     CORPORATE       TOTAL
                                   ----------    --------   -------- -------------  ---------    ----------
Total revenue                      $  242,836    $ 53,990   $ 26,809    $ 84,050    $      --    $  407,685
                                   ==========    ========   ========    ========    =========    ==========
EBITDA                             $   37,095    $  4,494   $  4,611    $  8,563    $  (4,592)   $   50,171
Depreciation and amortization,
   including integration and
   start-up costs of $1,594            20,021       1,606      5,970       4,873          458        32,928
Merger related and other charges           --          --         --          --        1,164         1,164
                                   ----------    --------   --------    --------    ---------    ----------
Income (loss) from operations      $   17,074    $  2,888   $ (1,359)   $  3,690    $  (6,214)   $   16,079
                                   ==========    ========   ========    ========    =========    ==========
Total assets as of June 30, 1999   $1,131,446    $210,651   $372,257    $176,081    $  65,164    $1,955,599
                                   ==========    ========   ========    ========    =========    ==========

                                                 SIX MONTHS ENDED JUNE 30, 2000 (IN THOUSANDS)
                                   ------------------------------------------------------------------------
                                                                        FAMILY
                                                                     ENTERTAINMENT
                                      MUSIC       THEATER    SPORTS     & OTHER     CORPORATE       TOTAL
                                   ----------    --------   -------- -------------  ---------    ----------
Total revenue                      $  578,206    $200,803   $117,306    $137,860    $      --    $1,034,175
                                   ==========    ========   ========    ========    =========    ==========
EBITDA                             $   33,183    $ 22,422   $ 24,086    $  8,269    $ (13,117)   $   74,843
Depreciation and amortization,
   including integration and
   start-up costs of $8,998            49,265      11,864     20,059      11,599        4,433        97,220
Merger related and other charges           --          --         75          --      108,491       108,566
                                   ----------    --------   --------    --------    -------      ----------
Income (loss) from operations      $  (16,082)   $ 10,558   $  3,952    $ (3,330)   $(126,041)   $ (130,943)
                                   ==========    ========   ========    ========    =========    ==========

                                                 SIX MONTHS ENDED JUNE 30, 1999 (IN THOUSANDS)
                                   ------------------------------------------------------------------------
                                                                        FAMILY
                                                                     ENTERTAINMENT
                                      MUSIC       THEATER    SPORTS     & OTHER     CORPORATE       TOTAL
                                   ----------    --------   -------- -------------  ---------    ----------
Total revenue                      $  348,990    $130,027   $ 82,558    $122,231    $      --    $  683,806
                                   ==========    ========   ========    ========    =========    ==========

EBITDA                             $   39,298    $ 12,081   $ 19,063    $ 12,290    $  (9,772)   $   72,960
Depreciation and amortization,
   including integration and
   start-up costs of $3,022            35,307       4,078      9,016       9,510        1,245        59,156
Merger related and other charges           --          --         --          --        2,147         2,147
                                   ----------    --------   --------    --------    ---------    ----------
Income (loss) from operations      $    3,991    $  8,003   $ 10,047    $  2,780    $ (13,164)   $   11,657
                                   ==========    ========   ========    ========    =========    ==========


5. MERGER RELATED AND OTHER CHARGES

         Merger related and other charges for the three months ended June 30, 2000 were $26.6 million consisting of $20.0 million of non-recurring compensation expense related to an adjustment in the purchase price of a prior acquisition, $5.4 million of merger related expenses and $817,000 of non-cash charges related to the issuance of options. Merger related and other charges for the six months ended June 30, 2000 were $108.6 million consisting of $71.1 million of non-cash charges, $20.0 million of non-recurring compensation expense related to an adjustment in the purchase price of a prior acquisition, $13.0 million of merger related expenses, primarily investment banking and legal fees related to the merger of SFX with Clear Channel, and $4.5 million of other cash payments, principally to settle rights to potential future payments under a contingent purchase price agreement.

         The $71.1 million of non-cash charges during the six months ended June 30, 2000 consisted primarily of $54.3 million related to the issuance of fully-vested options to purchase 2,102,500 shares of SFX's Class A Common Stock at prices that were below the then current market price. The options were issued to members of SFX's senior management group in connection with new long-term employment agreements entered into on January 15, 2000. The non-cash charges also included $14.7 million related to the forgiveness of loans granted under an executive loan program and $2.1 million related to the issuance of stock options. In connection with the above agreements, each executive agreed to forfeit his change of control stock options provided for under his previous employment agreement.

         Merger related and other charges for the six months ended June 30, 1999 were $2.1 million consisting of charges related to the issuance of stock options.

6. DILUTIVE EARNINGS PER SHARE

         Outstanding stock options at June 30, 2000 and 1999 had no dilutive effect on basic earnings per share during the three and six months ended June 30, 2000 and 1999 due to the SFX's net loss position.

7. GUARANTEES BY SUBSIDIARIES

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

         Full financial statements of the Guarantors, Non-Guarantor Subsidiaries and the Non-Wholly Owned Guarantor Subsidiary have not been included because, pursuant to their respective guarantees, the Guarantors are jointly and severally liable with respect to the senior subordinated notes and management believes that the Non-Guarantor Subsidiaries and Non-Wholly Owned Guarantor are not material to SFX on a consolidated basis. Accordingly, SFX does not believe that the information contained in separate full financial statements of the Guarantors, Non-Guarantor Subsidiaries or the Non-Wholly Owned Guarantor Subsidiary would be material to investors. The following are summarized unaudited statements setting forth certain financial information concerning the Guarantors, the Non-Guarantor Subsidiaries and the Non-Wholly Owned Guarantor Subsidiary as of and for the three and six months ended June 30, 2000 and 1999 (in thousands).

                                                         AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                      --------------------------------------------------------------------------------------
                                                                                  NON-WHOLLY                       SFX
                                           SFX                                       OWNED                     ENTERTAINMENT,
                                      ENTERTAINMENT,              NON-GUARANTOR    GUARANTOR                       INC.
                                           INC.       GUARANTORS   SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS    CONSOLIDATED
                                      --------------------------------------------------------------------------------------
Current assets                          $   77,428    $  393,376     $ 91,465       $ 5,596     $         -     $  567,865
Property and equipment, net                 17,921       499,729      191,979           118               -        709,747
Goodwill, net                                  -       1,381,324      199,316         9,225               -      1,589,865
Investment in subsidiaries               2,262,563        89,057        6,013             -      (2,262,563)        95,070
Other assets                                67,075        12,082       22,229         4,506               -        105,892
                                      --------------------------------------------------------------------------------------
   Total assets                         $2,424,987    $2,375,568     $511,002       $19,445      (2,262,563)     3,068,439
                                      ======================================================================================

Current liabilities                     $   71,829    $  408,253     $131,221       $ 4,567     $      (130)    $  615,740
Long-term debt, less current portion     1,381,434        24,012        9,323             -          (7,836)     1,406,933
Other liabilities                           11,955        59,393        5,947             -               -         77,295
Minority interest                                -         3,069        3,574         2,059               -          8,702
Temporary equity                            15,126             -            -             -               -         15,126
Shareholders' equity                       944,643     1,880,841      360,937        12,819      (2,254,597)       944,643
                                      --------------------------------------------------------------------------------------
Total liabilities
   and shareholders' equity             $2,424,987    $2,375,568     $511,002       $19,445     $(2,262,563)    $3,068,439
                                      ======================================================================================


Revenue                                 $        -    $  864,033     $148,980       $21,162     $         -     $1,034,175
Operating expenses                         120,089       880,556      144,157        20,316               -      1,165,118
Interest expense, net                       63,466         3,981          528            (6)           (540)        67,429
Minority interest                                -           478          514           171               -          1,163
Gain on sale                                   178          (115)         (63)            -                              -
Provision for
   income taxes                              3,404           164          732             -               -          4,300
                                      --------------------------------------------------------------------------------------
Net (loss) income                       $ (187,137)   $  (21,031)    $  3,112       $   681     $       540     $ (203,835)
                                      ======================================================================================

Cash flows (used in) provided by
   operating activities                 $  (15,458)   $   64,616     $  4,776       $ 5,458     $         -     $   59,392
Cash flows (used in) provided by
   investing activities                   (239,074)           38       (4,134)          (38)              -       (243,208)
Cash flows provided by
   financing activities                     40,376             -            -             -               -         40,376
Effect of exchange rate                          -        (2,814)           -             -               -         (2,814)
Cash at the beginning
   of the period                           263,909        68,384       50,187           160               -        382,640
Cash at the end of the period           $   49,753    $  130,224     $ 50,829       $ 5,580     $         -     $  236,386

                                                            FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                      --------------------------------------------------------------------------------------
                                                                                  NON-WHOLLY                       SFX
                                           SFX                                       OWNED                     ENTERTAINMENT,
                                      ENTERTAINMENT,              NON-GUARANTOR    GUARANTOR                       INC.
                                           INC.       GUARANTORS   SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS    CONSOLIDATED
                                      --------------  ----------   ------------   ----------   ------------    ------------
Revenue                                 $        -    $  498,301     $ 92,476       $20,048     $         -     $  610,825
Operating expenses                          33,168       501,373       87,492        18,795               -        640,828
Interest expense, net                       32,634         2,041          253       $    (4)           (270)        34,654
Minority interest                                -            38          320           171               -            529
Gain on sale                                   178    $     (115)    $    (63)            -               -              -
Provision for income taxes                  20,695           171          692             -               -         21,558
                                      --------------------------------------------------------------------------------------
Net (loss) income                       $  (86,675)   $   (5,207)    $  3,782       $ 1,086     $       270     $  (86,744)
                                      ======================================================================================

         The summarized consolidating balance sheet concerning the Guarantors, the Non-Guarantor Subsidiaries and the Non-Wholly Owned Guarantor Subsidiaries as of December 31, 1999 is included in SFX's Annual Report on Form 10-K for the year ended December 31, 1999, as amended.

8. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

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

         On May 12, 2000, SFX and counsel to the plaintiffs in the shareholder litigation entered into a memorandum of understanding regarding a proposed settlement that would result in a modification of the consideration payable to such holders in the merger. Under the proposed settlement, Clear Channel would pay to the holders of the SFX Class A Common Stock an aggregate of $34.5 million, less the amount of fees and expenses awarded to plaintiffs' counsel by the court. Neither SFX nor Clear Channel would be liable for any additional legal fees or expenses of counsel for the plaintiffs. Amounts payable under the proposed settlement may be paid either in cash or Clear Channel common stock. The proposed settlement is subject to certain conditions, including court approval. Documentation memorializing the proposed settlement has been submitted to the court. A hearing regarding the proposed settlement is scheduled on August 29, 2000. There can be no assurance that the terms of the proposed settlement will not change or that the settlement will, in fact, occur. The shareholder litigation was the sole factor in SFX and Clear Channel agreeing to the modifications in the terms of the merger contemplated by the proposed settlement.

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

         Theater

         SFX's theatrical operations are directed mainly towards the presentation of Broadway shows, the production and promotion of touring Broadway shows and owning and operating theatrical venues. Broadway and touring Broadway shows generate revenues primarily from ticket sales and sponsorships. Revenue from ticket sales is primarily affected by the popularity of the production and the general economic conditions and consumer tastes in the particular market and venue where the production is presented. To reduce its dependency on the success of any single touring production, SFX sells advance annual subscriptions that provide the purchaser with tickets for all of the shows that SFX intends to tour in the particular market during the touring season. Historically, approximately 30% of ticket sales for touring Broadway shows presented by SFX were sold through advance annual subscriptions. Subscription related revenues received before the event date and other advanced ticket sales are initially recorded on the balance sheet as deferred revenue; after the event occurs, they are recorded on the statement of operations as gross revenue. Promotion expenses are capitalized during the year on the consolidated balance sheet as prepaid event expenses until the event occurs. Production expenses are capitalized on the consolidated balance sheet as prepaid event expenses until the tour begins, at which time all costs are amortized over the expected life of the tour, which is generally less than one year. Subscriptions for touring Broadway shows typically cover approximately two-thirds of SFX's break-even cost point for those shows. The principal source of revenue at owned and/or operated venues is rental income from production companies, merchandise sales and concession sales.

         Principal operating expenses related to touring shows include talent, rent, advertising and royalties. Talent costs are generally fixed once a production is cast. Rent and advertising expense may be either fixed or variable based on the arrangement with the particular local promoter/venue operator. Royalties are generally paid as a percentage of gross ticket sales. The principal operating expenses related to owned or operated venues are depreciation, building operation costs and payroll.

         SFX also makes equity investments in original Broadway productions, principally as a means to obtain the touring rights for such shows. These investments and investments in touring Broadway shows are generally accounted for using either the equity method or the cost method of accounting, based on the percentage of ownership. SFX monitors the recoverability of these investments on a regular basis, and may be required to take write-offs if the original production closes or if SFX determines that the production will not recoup the investment. The timing of any write-off could materially adversely affect the operating results of the Theater segment in a particular period.

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

         Family Entertainment & Other

         The family entertainment segment produces and presents family-oriented entertainment such as children's theatrical shows, dance shows, ice-skating events and artifact exhibits worldwide. Sources of revenue and operating expenses are generally consistent with those for theatrical shows. SFX's other principal businesses include the production and distribution of radio industry trade magazines and the provision of radio airplay and music retail research services. The primary sources of revenues from these activities include the sale of advertising space in its publications and the sale of advertising time on radio stations that carry its syndicated shows, subscription fees for its trade publications and subscription fees for access to its database of radio play lists and audience data. Revenues generally vary based on the overall advertising environment and competition.

         SFX also provides marketing and consulting services pursuant to contracts with individual clients for specific projects. Revenues from and costs related to these services vary based on the type of service being provided.

MERGER WITH CLEAR CHANNEL COMMUNICATIONS, INC.

         On February 29, 2000, SFX announced that it entered into a definitive merger agreement with Clear Channel Communications, Inc. ("Clear Channel"). On August 1, 2000, the merger was consummated and SFX became a wholly owned subsidiary of Clear Channel. Under the terms of the merger agreement, the Class A stockholders of SFX received 0.60 shares of Clear Channel common stock for each SFX share, and Class B stockholders of SFX received one share of Clear

Channel common stock for each SFX share, on a fixed exchange basis. In connection with the merger, SFX's senior credit facility was repaid in its entirety. In addition, as a result of the merger, SFX is required to make an offer to repurchase the $550 million senior subordinated notes due 2008 at 101% of the principal amount, plus accrued and unpaid interest and liquidated damages. As of the merger date, the unamortized debt issuance costs related to the senior credit facility and the senior subordinated notes were approximately $16.8 million and $29.2 million, respectively.

         Under the terms of the merger agreement between Clear Channel and SFX, certain payments and other distributions were made to senior management and other employees of SFX, which will result in SFX recording significant compensation expense as of the merger date.

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

      (in thousands)                           Cash                        Number
                                          Consideration        Value of      of
                              Date          And Assumed         Stock      Shares                 Business
    Company                 Acquired         Debt (1)           Issued     Issued                 Segment
    --------------------    ----------    ---------------     ----------  ---------    -------------------------------
    Cellar Door              2/19/99          $ 79,396         $  20,000       519     Music
    Nederlander              3/16/99           126,423                 -         -     Music
    Marquee                  3/16/99            76,945            81,728     2,103     Sports
    Livent                   8/27/99           100,809                 -         -     Theater
    Apollo                   9/17/99           218,942            37,472       980     Theater, Family Entertainment
                                                                                         & Other and Music
    EMA Telstar              10/4/99            27,857                 -         -     Music
    Mojo Works              10/21/99            40,654                 -         -     Music
    Other Acquisitions       Various           178,839            15,745       397     All segments
                                           ==============     ==========  =========
    Total                                     $849,865         $154,945      3,999
                                           ==============     ==========  =========

(1) Includes cash paid related to deferred contingent purchase price agreements.

          2000 ACQUISITIONS

          During the first six months of 2000, SFX completed the acquisitions of Speakers of Sport, which represents team sports athletes, primarily professional baseball players; the Electric Factory Concerts group of companies, the leading concert promoter in the Philadelphia, Pennsylvania area; and certain other companies. The total cash consideration for these acquisitions was approximately $98.4 million in cash, $20.0 million of deferred consideration payable in stock and $1.6 million of deferred purchase consideration payable in cash. In addition, SFX paid $41.6 million in cash for certain equity investments. SFX financed these acquisitions with borrowings under its senior credit facility and cash on hand.

         Pursuant to certain of the acquisition agreements entered into by SFX in 1998, 1999 and 2000, and other related agreements, SFX may be required to make additional payments or repurchase shares of its Class A Common Stock.

         Although SFX is currently pursuing certain additional acquisitions, it has not entered into any definitive agreements with respect to any significant acquisitions, and there can be no assurance that it will do so.

         SFX's 1999 and 2000 acquisitions were accounted for using the purchase method of accounting. The purchase price of certain of the 1999 and 2000 acquisitions has been preliminarily allocated to the assets acquired and the liabilities assumed and are subject to change. Operating results of the 1999 and 2000 acquisitions are included in the consolidated statement of operations from their respective acquisition dates. The goodwill created in the purchase transactions will generally be amortized against future earnings, if any, over periods up to 15 years. As of June 30, 2000, SFX had recorded approximately $1.6 billion of goodwill related to its acquisitions. The amount of amortization will be substantial and will continue to affect SFX's operating results in the future. These expenses, however, do not result in an outflow of cash by SFX and do not impact EBITDA.


RESULTS OF OPERATIONS

         The operating performance of entertainment companies, such as SFX, is measured, in part, by their ability to generate EBITDA. Further, SFX uses EBITDA as the primary indicator of its operating performance and as a measure of liquidity. "EBITDA" is defined as earnings before interest, taxes, investment and other income, minority interest, merger related and other charges and depreciation and amortization, including integration and start-up costs. Although EBITDA is not a measure of performance calculated in accordance with GAAP, SFX believes that the entertainment industry accepts EBITDA as a generally recognized measure of performance and analysts who report publicly on the performance of entertainment companies use EBITDA. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with GAAP. EBITDA, as SFX calculates it, may not be comparable to calculations of similarly titled measures presented by other companies.

         SFX's operations and revenues have been largely seasonal in nature, with generally higher revenues generated in the second and third quarters. For example, on a pro forma basis for all acquisitions completed in 1999, SFX generated approximately 59% of its 1999 revenues in the second and third quarters. SFX's outdoor venues are primarily used in the summer months and do not generate substantial revenue in the late fall, winter and early spring. SFX's entertainment marketing and consulting in connection with such outdoor venues also generate a large share of revenues in the second and third quarters. Therefore, the seasonality of SFX's business causes, and will continue to cause, a significant variation in SFX's quarterly operating results.

Historical Results

         Three months ended June 30, 2000 as compared to the three months ended June 30, 1999

         During 1999 and the first six months of 2000, SFX made significant acquisitions in each of its business segments. The 1999 and 2000 acquisitions contributed to the changes in revenue, EBITDA and operating income, before corporate charges, in each of the segments, for the three months ended June 30, 2000 as compared to the comparable period in 1999. The following table summarizes each segment's operating performance for the three months ended June 30, 2000 and 1999 (in thousands):

                                     Revenue                 EBITDA (1)       Operating (loss) income
                              --------------------     --------------------   -----------------------
                                 2000       1999        2000         1999        2000          1999
                              ---------   --------     -------      -------   ---------      --------
Segments:
     Music .................  $408,253    $242,836     $33,213      $37,095    $  7,815       $17,074
     Theater ...............    90,302      53,990       7,935        4,494       2,026         2,888
     Sports ................    36,195      26,809       6,287        4,611      (2,447)       (1,359)
     Family entertainment
        & other ............    76,075      84,050       4,104        8,563      (1,517)        3,690
                              --------    --------     -------      -------    --------       -------
Segment performance            610,825     407,685      51,539       54,763       5,877        22,293
     Corporate                      -           -       (6,795)      (4,592)    (35,880)       (6,214)
                              --------    --------     -------      -------    --------       -------
Total ......................  $610,825    $407,685     $44,744      $50,171    $(30,003)      $16,079
                              ========    ========     =======      =======    ========       =======

(1) As used in these tables, EBITDA excludes integration and start-up costs, and merger related and other charges. Certain segment information in 1999 has been reclassified to conform to the 2000 presentation.

         Music Revenue increased by $165.5 million to $408.3 million for the three months ended June 30, 2000, compared to $242.8 million for the three months ended June 30, 1999. EBITDA decreased by $3.9 million to $33.2 million from $37.1 million. Operating income decreased by $9.3 million to $7.8 million from $17.1 million. Approximately $87.3 million of the increase in revenue was the result of increased touring activity and increased ticket sales from businesses owned during both periods and approximately $78.2 million of the increase in revenue was the result of incremental revenue from the 1999 and 2000 acquisitions. The $3.9 million decrease in EBITDA primarily reflected increased talent costs and increased bad debt expense in the second quarter of 2000, partially offset by $5.1 million of growth from acquisition activity. Although SFX expects that total performances at SFX's amphitheaters will increase for the full-year 2000, there were less performances in the second quarter of 2000 than the comparable period in 1999 due to timing differences in bookings. The decrease in operating income of $9.3 million resulted primarily from the factors contributing to the decrease in EBITDA and increased depreciation and amortization expense related to acquisitions.

         Theater Revenue increased by $36.3 million to $90.3 million for the three months ended June 30, 2000, compared to $54.0 million for the three months ended June 30, 1999. EBITDA increased by $3.4 million to $7.9 million from $4.5 million. Operating income decreased by $862,000 to $2.0 million from $2.9 million. Approximately $30.0 million of the increase in revenue is the result of incremental revenue from the acquisitions of Apollo and Livent which were not owned in the 1999 period and approximately $6.3 million of the increase in revenue was the result of increased theatrical touring activity during 2000. The increase in EBITDA reflected a $4.8 million contribution from the 1999 theater segment acquisitions, offset by a $1.4 million decrease resulting principally from a $1.8 million write-off of investments in Broadway productions. The decrease in operating income of $862,000 resulted from the increased depreciation and amortization expense related to acquisitions partially offset by the factors contributing to the increase in EBITDA.

         Sports   Revenue increased by $9.4 million to $36.2 million for the three months ended June 30, 2000, compared to $26.8 million for the three months ended June 30, 1999. EBITDA increased by $1.7 million to $6.3 million from $4.6 million. The operating loss increased by $1.1 million to $2.5 million from $1.4 million. Approximately $7.8 million of the increase in revenue resulted from entities acquired by the sports segment in 1999 and 2000 and approximately $1.6 million of the increase related to increased motor sports activity. The increase in EBITDA reflected a $2.1 million increase related to the sports companies acquired during 1999 and 2000. The increase in operating loss of $1.1 million resulted primarily from increased depreciation and amortization expense related to acquisitions and increased integration and start-up costs, partially offset by the factors contributing to the increase in EBITDA.

         Family Entertainment & Other Revenue decreased by $7.9 million to $76.1 million for the three months ended June 30, 2000, compared to $84.0 million for the three months ended June 30, 1999. EBITDA decreased by $4.5 million to $4.1 million from $8.6 million. The operating loss increased by $5.2 million to $1.5 million from a $3.7 million operating profit. Approximately $15.2 million of the decrease in revenue was the result of earning fees for certain productions in 2000, which, in 1999, SFX promoted and therefore recorded the ticket revenue and related cost of sales related to these productions. This decrease in revenue was partially offset by $7.3 million of incremental revenues from the acquisition of certain Apollo businesses that were not owned in 1999. EBITDA decreased $4.5 million primarily as a result of an impairment of capitalized production costs of a long running production and the disposition of certain operations, partially offset by the incremental EBITDA from the Apollo acquisition. The increase in operating loss resulted from the factors contributing to the decrease in EBITDA and increased depreciation and amortization expense related to acquisitions.

         Corporate   Corporate related expenses, including merger related and
other charges and depreciation and amortization were $35.9 million for the three months ended June 30, 2000 compared to $6.2 million for the three months ended June 30, 1999. The increase was primarily the result of an increase in merger related and other charges. Corporate expenses related to administrative overhead also increased to $6.8 million from $4.6 million, largely as a result of the growth of SFX's operations.

         For the three months ended June 30, 2000, merger related and other charges of $26.5 million consisted primarily of $20.0 million of a non-recurring compensation expense related to the adjustment in the purchase price of a prior acquisition, $5.4 million of merger related expenses, primarily investment banking and legal fees related to the merger of SFX with Clear Channel, and $1.1 million of non-cash charges related to the issuance of options.

         Non-cash charges for the three months ended June 30, 1999 of $1.2 million consisted primarily of the charges related to 517,500 options which vest over three years and have an exercise price of $3.67 per share.

         Interest expense, net of investment income, was $34.7 million for the three months ended June 30, 2000 as compared to $19.0 million for the three months ended June 30, 1999, primarily as a result of the additional debt incurred to consummate the 1999 and 2000 acquisitions.

         Minority interest expense increased to $529,000 for the three months ended June 30, 2000 as compared to $410,000 for the three months ended June 30, 1999 primarily as a result of certain companies acquired in 1999.

         SFX recorded income tax provisions of $21.6 million and $6.7 million for the three months ended June 30, 2000 and 1999, respectively. The current quarter provision primarily relates to the valuation allowance, state and local income taxes and foreign income taxes. SFX established a valuation allowance against previously recorded federal tax benefit. The income tax provision in 1999 was for federal, state and local taxes. The 1999 benefit differs from the statutory rate primarily as a result of non-deductible goodwill.

         The net loss was $86.7 million for the three months ended June 30, 2000, compared to a net loss of $10.1 million for the three months ended June 30, 1999, due to the matters discussed above. SFX's net loss applicable to common shares increased to $87.5 million for the three months ended June 30, 2000, as compared to $11.1 million for the three months ended June 30,1999.

         Six months ended June 30, 2000 as compared to the six months ended June 30, 1999

         During 1999 and the first six months of 2000, SFX made significant acquisitions in each of its business segments. The 1999 and 2000 acquisitions contributed to the changes in revenue, EBITDA and operating income, before corporate charges, in each of the segments, for the six months ended June 30, 2000 as compared to the comparable period in 1999. The following table summarizes each segment's operating performance for the six months ended June 30, 2000 and 1999 (in thousands):

                                       Revenue                    EBITDA (1)          Operating (loss) income
                              -------------------------     --------------------      -----------------------
                                 2000            1999         2000         1999          2000          1999
                              ----------       --------     --------     -------      ----------     --------
Segments:
     Music ...................  $578,206       $348,990      $33,183     $39,298       $(16,082)     $ 3,991
     Theater .................   200,803        130,027       22,422      12,081         10,558        8,003
     Sports ..................   117,306         82,558       24,086      19,063          3,952       10,047
     Family entertainment
        & other ..............   137,860        122,231        8,269      12,290         (3,330)       2,780
                              ----------       --------      -------     -------      ---------     --------
Segment performance            1,034,175        683,806       87,960      82,732          4,902       24,821
    Corporate                          -              -      (13,117)     (9,772)      (126,041)     (13,164)
                              ----------       --------      -------     -------      ---------     --------
Total ....................... $1,034,175       $683,806      $74,843     $72,960      $(130,943)     $11,657
                              ==========       ========      =======     =======      =========     ========

(1) As used in these tables, EBITDA excludes integration and start-up costs, and merger related and other charges. Certain segment information in 1999 has been reclassified to conform to the 2000 presentation.

         Music Revenue increased by $229.2 million to $578.2 million for the six months ended June 30, 2000, compared to $349.0 million for the six months ended June 30, 1999. EBITDA decreased by $6.1 million to $33.2 million from $39.3 million. The operating loss increased by $20.1 million to $16.1 million from operating income of $4.0 million. Approximately $127.1 million of the increase in revenue was the result of increased touring activity and increased ticket sales from businesses owned during both periods and approximately $102.1 million of the increase in revenue was the result of incremental revenue from the 1999 and 2000 acquisitions. The $6.1 million decrease in EBITDA primarily reflected increased talent costs and increased bad debt expense in the first six months of 2000 and the timing of performances at SFX's amphitheaters, partially offset by the incremental operating results of acquisitions. The increase in operating loss of $20.1 million resulted primarily from increased depreciation and amortization expense related to acquisitions.

         Theater   Revenue increased by $70.8 million to $200.8 million for the six months ended June 30, 2000, compared to $130.0 million for the six months ended June 30, 1999. EBITDA increased by $10.3 million to $22.4 million from $12.1 million. Operating income increased by $2.6 million to $10.6 million from $8.0 million. Approximately $62.6 million of the increase in revenue is the result of incremental revenue from the acquisitions of Apollo and Livent which were not owned in the 1999 period and approximately $8.2 million of the increase in revenue was the result of increased theatrical touring activity during 2000. The increase in EBITDA reflected a $12.3 million contribution from the 1999 theater segment acquisitions, offset by a $2.0 million decrease related primarily to the write-off of $2.2 million of investments in certain Broadway productions in 2000. The increase in operating income of $2.6 million resulted from the factors contributing to the increase in EBITDA, partially offset by increased depreciation and amortization expense related to acquisitions.

         Sports Revenue increased by $34.7 million to $117.3 million for the six months ended June 30, 2000, compared to $82.6 million for the six months ended June 30, 1999. EBITDA increased by $5.0 million to $24.1 million from $19.1 million. Operating income decreased by $6.1 million to $4.0 million from $10.1 million. Approximately $25.0 million of the increase in revenue resulted from entities acquired by the sports segment in 1999 and 2000 and approximately $9.7 million of the increase related to increased motor sports activity. The increase in EBITDA reflected a $3.6 million increase related to the sports companies acquired during 1999 and 2000 and a $1.4 million improvement at companies owned for both periods, primarily as a result of increased motor sports activity. The decrease in operating income of $6.1 million resulted primarily from increased depreciation and amortization expense related to acquisitions and increased integration and start-up costs, partially offset by the factors contributing to the increase in EBITDA.

         Family Entertainment & Other Revenue increased by $15.7 million to $137.9 million for the six months ended June 30, 2000, compared to $122.2 million for the six months ended June 30, 1999. EBITDA decreased by $4.0 million to $8.3 million from $12.3 million. Operating loss increased by $6.1 to $3.3 million from a $2.8 million operating profit. The increase in revenue was the result of incremental revenues from the acquisition of certain Apollo businesses that were not owned in 1999, partially offset by the disposition of certain operations in 1999. EBITDA decreased $4.0 million primarily as a result of an impairment of capitalized production costs of a long running production and a decreased related to certain operations which were sold, partially offset the incremental EBITDA from the Apollo acquisition. The increase in operating loss resulted from the factors contributing to the decrease in EBITDA and increased depreciation and amortization expense related to acquisitions.

         Corporate Corporate related expenses, including merger related and other charges and depreciation and amortization were $126.0 million for the six months ended June 30, 2000 compared to $13.2 million for the six months ended June 30, 1999. The increase was primarily the result of an increase in merger related and other charges. Corporate expenses related to administrative overhead also increased to $13.7 million from $9.8 million, largely as a result of the growth of SFX's operations domestically and internationally.

         For the six months ended June 30, 2000, merger related and other charges of $108.6 million consisted primarily of $71.1 million of non-cash charges, $13.0 million of merger related expenses, primarily investment banking and legal fees related to the merger of SFX with Clear Channel, $20.0 million of a non-recurring compensation expense related to an adjustment in the purchase price of a prior acquisition and $4.5 million of cash payments, principally to settle potential rights to future payments under a contingent purchase price agreement.

         The $71.1 million of non-cash charges consisted primarily of $54.3 million related to the issuance of fully-vested options to purchase 2,102,500 shares of SFX's Class A Common Stock at prices that were below the then current market price. The options were granted to members of SFX's senior management group in connection with new long-term employment agreements entered into on January 15, 2000. The non-cash charges also included $14.7 million related to the forgiveness of loans issued under an executive loan program, $1.6 million related to the issuance of stock options to certain executive officers pursuant to their previous employment agreements in 1998 exercisable for an aggregate of 517,500 shares of Class A Common Stock based on a stock price of $3.67 per share and $500,000 of other non-cash charges related to the issuance of options. In connection with the above agreements, each executive agreed to forfeit his change of control stock options provided for under his previous employment agreement.

         Non-cash charges for the six months ended June 30, 1999 of $2.1 million consisted primarily of the charges related to 517,500 options which vest over three years and have an exercise price of $3.67 per share.

         Interest expense, net of investment income, was $67.4 million for the six months ended June 30, 2000 as compared to $37.2 million for the six months ended June 30, 1999, primarily as a result of the additional debt incurred to consummate the 1999 and 2000 acquisitions.

         Minority interest expense increased to $1.2 million for the six months ended June 30, 2000 as compared to $494,000 for the six months ended June 30, 1999 primarily as a result of certain companies acquired in 1999.

         SFX recorded income tax provisions of $4.3 million and $1.6 million for the six months ended June 30, 2000 and 1999, respectively. The current provision primarily relates to state and local income taxes and foreign income taxes. SFX has not recorded a federal tax benefit for its losses due to the uncertainty of SFX utilizing such losses. The income tax provision in 1999 was for federal, state and local taxes. The 1999 benefit differs from the statutory rate primarily as a result of non-deductible goodwill.

         The net loss was $203.8 million for the six months ended June 30, 2000, compared to a net loss of $27.7 million for the three months ended June 30, 1999, due to the matters discussed above. SFX's net loss applicable to common shares increased to $205.3 million for the six months ended June 30, 2000, as compared to $29.4 million for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         SFX's principal need for funds has been for acquisitions, cash interest expense, working capital needs and capital expenditures. SFX's principal sources of funds have been proceeds from note offerings, proceeds from equity offerings, borrowings under its senior credit facility and cash flows from operations.

         Historical Cash Flows

         Net cash provided by operations was $59.4 million for the six months ended June 30, 2000, as compared to $94.4 million for the six months ended June 30, 1999. The decrease in cash provided by operations was primarily attributable to the increase in the net loss, which included $37.1 million of merger related and other charges and an increase in the cash portion of interest expense of $23.2 million. These decreases in cash from operations were partially offset by working capital increases of $41.5 million, which reflected increased deferred revenue, accounts payable and accrued liabilities, partially offset by increased accounts receivable and prepaid event costs.

         Net cash used in investing activities for the six months ended June 30, 2000 was $243.2 million as compared to $335.5 million for the six months ended June 30, 1999. The decrease in the use of funds was primarily the result of less acquisition activity in the first six months of 2000 as compared to the first six months of 1999.

         Net cash provided by financing activities for the six months ended June 30, 2000 was $40.4 million as compared to $292.5 million for the six months ended June 30, 1999. During the first six months of 2000, SFX had an increase in borrowings of $44.0 million under the senior credit facility, repurchased $3.9 million of Class A Common Stock, repaid other debt of $922,000 and issued Class A Common Stock resulting in net proceeds of $1.2 million. During 1999, SFX completed the February 1999 equity offering, resulting in net proceeds of $260.7 million and had net borrowings under the senior credit facility of $38.0 million.

         Potential Future Acquisitions

         Consistent with its operating strategy, SFX is currently negotiating and expects to pursue additional acquisitions in the live entertainment business in the future. However, SFX has not entered into any significant definitive agreements with respect to such acquisitions and there can be no assurance that it will do so. SFX expects that all future acquisitions will be funded by Clear Channel.

         Indebtedness

         SFX has incurred and expects to continue to incur substantial amounts of indebtedness to finance acquisitions, for capital expenditures and for other corporate purposes. SFX has issued $550.0 million in aggregate principal amount of its 9 1/8% senior subordinated notes due 2008. Interest of approximately $16.0 million is payable on the notes on February 1 and August 1 of each year and interest of $9.1 million is payable on the notes on June 1 and December 1 of each year. As a result of the merger, SFX is required to make an offer to the holders of the $550 million senior subordinated notes due 2008 to repurchase the at an offer price of 101% of the principal amount, plus accrued and unpaid interest and liquidated damages. As of August 1, 2000, SFX had recorded approximately $29.2 million of unamortized debt issuance costs of related the senior subordinated notes

         In August 1999, SFX entered into a new seven-year $1.1 billion senior credit facility which replaced SFX's then-existing $350.0 million senior credit facility and modified certain covenants. In connection with the merger, SFX's senior credit facility was repaid in its entirety by Clear Channel on August 1, 2000. The $866.7 million repaid by Clear Channel will be recorded as an intercompany loan with Clear Channel on SFX's consolidated balance sheet. As of the merger date, the unamortized debt issuance costs related to the senior credit facility were approximately $16.8 million.

         In addition, as of August 11, 2000, SFX had approximately $32.3 million of other debt, consisting primarily of debt and capital leases assumed in acquisitions, and $40.9 million of deferred purchase consideration.

         SFX's senior subordinated notes contain customary covenants and other provisions which restrict SFX's ability to, among other things:

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

         As of June 30, 2000, SFX was not able to satisfy the debt incurrence test in the senior subordinate notes and, as a result, its ability to incur indebtedness may be limited.

         Capital Expenditures

         Capital expenditures totaled $47.2 million for the six months ended June 30, 2000. Based on its existing operations, SFX estimates capital expenditures for 2000 to be approximately $62.0 million, including approximately $46.5 million for the construction of three amphitheaters, which is expected to be funded by cash flows from operations. The projected capital expenditures do not include amounts that may be required for the potential construction of other major new venues or potential major renovations at existing venues. In addition, based on preliminary estimates, SFX's expects to pay approximately $25.0 million during 2000 for leasehold improvements at its new worldwide headquarters at the Candler Building in New York, New York.

         Future Contingent Payments

        Certain of the agreements relating to SFX's acquisitions provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies. During the first six months of 2000, SFX paid $45.6 million related to such agreements. SFX will accrue additional amounts related to such contingent payments if and when it is determinable beyond a reasonable doubt that the applicable financial performance targets will be met.

         In connection with the spin-off of SFX from SFX Broadcasting in April 1998, SFX entered into a tax sharing agreement with SFX Broadcasting. As of June 30, 2000, SFX has made estimated payments of $109.7 million in federal and state taxes related to the spin-off. In addition, SFX remains liable for certain tax indemnities. Management's estimates of the amount of the indemnity payment are based on assumptions which management believes are reasonable. However, upon the completion of all tax returns, including any potential tax audits, such assumptions could be modified in a manner that would result in a significant variance in the actual amount of the tax indemnity.

         No assurance can be given that SFX will have sufficient cash or other available sources of capital to make any or all of the future or contingent payments described above.

         Sources of Liquidity

         As of June 30, 2000, SFX's cash and cash equivalents totaled $236.4 million, and its working capital was a negative $47.9 million.

         SFX believes that its cash on hand and cash flow from operations will be sufficient to satisfy existing commitments and plans, including those described above. However, there can be no assurance that SFX's business will generate sufficient cash flow from operations, to enable SFX to service its debt and to make necessary capital or other expenditures.

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

          The forward-looking statements herein include statements about the merger between SFX and Clear Channel These statements are based on management's current expectations are subject to uncertainty and changes in circumstances. SFX may be unable to achieve future results covered by the forward-looking statements. The statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the future results that the statements express or imply, including SFX's inability to successfully integrate its various businesses; SFX's substantial amount of debt; SFX's ability to complete acquisitions in the future; SFX's ability to secure attractive artists, events and venues; potential environmental liabilities; Year 2000 issues; regulatory matters, including those relating to compliance with applicable antitrust laws; the restrictions placed on SFX's operations by its senior credit facility and indentures; cost related to or delays in completing the proposed merger; failure of the stockholders of SFX to approve the proposed merger; the inability to obtain or meet conditions imposed for, governmental or other approvals for the proposed merger; difficulties in integrating the operations of SFX with those of Clear Channel; and changes in general, business, competitive and/or regulatory economic conditions that may adversely affect the businesses in which SFX and Clear Channel are engaged and changes in the securities markets. Please do not put undue reliance on these forward-looking statements, which speak only as of the date of this report. The following risk factors should be considered carefully in evaluating SFX and its business and the forward-looking statements contained herein. SFX does not undertake to release publicly any revisions to forward looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. See our Annual Report on Form 10-K for the year ended December 31, 1999, as amended, "Safe Harbor for Forward-Looking Statements - Risk Factors."

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

         On May 12, 2000, SFX and counsel to the plaintiffs in the shareholder litigation entered into a memorandum of understanding regarding a proposed settlement that would result in a modification of the consideration payable to such holders in the merger. Under the proposed settlement, Clear Channel would pay to the holders of the SFX Class A Common Stock an aggregate of $34.5 million, less the amount of fees and expenses awarded to plaintiffs' counsel by the court. Neither SFX nor Clear Channel would be liable for any additional legal fees or expenses of counsel for the plaintiffs. Amounts payable under the proposed settlement may be paid either in cash or Clear Channel common stock. The proposed settlement is subject to certain conditions, including court approval. Documentation memorializing the proposed settlement has been submitted to the court. A hearing regarding the proposed settlement is scheduled on August 29, 2000. There can be no assurance that the terms of the proposed settlement will not change or that the settlement will, in fact, occur. The shareholder litigation was the sole factor in SFX and Clear Channel agreeing to the modifications in the terms of the merger contemplated by the proposed settlement.

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

         On November 20, 1998, a group of plaintiffs filed a complaint against 11 booking agencies and 29 promoters, including SFX and several of its subsidiaries. According to the complaint, the plaintiffs are five individual African-Americans and five corporations owned by such individuals. The complaint alleges action by the defendants to exclude African-Americans from promoting concerts and seeks injunctive relief and damages for civil rights and antitrust violations. The focus of the action appears to be industry-wide, rather than specifically directed at SFX. On May 25, 1999, the complaint was dismissed without prejudice to plaintiffs' right to file an amended pleading. On August 9, 1999, the plaintiffs filed an amended complaint containing allegations that are substantially the same as the original complaint. On October 1, 1999, the defendants filed motions to dismiss the amended complaint. On June 30, 2000, the court denied the defendant's motions to dismiss, in part, and granted them, in part. SFX's answer to amended complaint is due on August 15, 2000. SFX intends to defend the action vigorously.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

EXHIBIT
NUMBER        DESCRIPTION OF EXHIBIT
-------       ----------------------

* 10.1   Amendment No. 1 to Agreement and Plan of Merger among Clear
         Channel Communications, Inc., CCU II Merger Sub, Inc. and SFX Entertainment, Inc. dated February 28, 2000 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-14993) filed with the SEC on February 29, 2000.


27.1     *Financial Data Schedule

------------------------
         * filed herewith

(b)      Reports on Form 8-K

     On May 16, 2000, SFX filed a Current Report on Form 8-K to disclose the filing of a preliminary proxy statement with the Securities and Exchange Commission relating to the proposed merger between SFX and CCU II Merger Sub, Inc., a subsidiary of Clear Channel Communications, Inc.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SFX ENTERTAINMENT, INC.


Date:  August 14, 2000                      By: /s/ Herbert W. Hill
                                                -------------------------------

                                                Senior Vice President
                                                And Chief Accounting Officer